Form 10-Q
period 1996-03-31
SUPERIOR SERVICES INC
filed 1996-05-15
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

        Commission File Number                 0-27508


                             SUPERIOR SERVICES, INC.
             (exact name of Registrant as specified in its charter)

        Wisconsin                                             39-1733405
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   10150 West National Avenue, Suite 350, West Allis, Wisconsin      53227
        (Address of principal executive offices)                   (zip code)

   Registrant's telephone number, including area code          (414) 328-2800

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes                 No   X/1

   __________________
   1/  The registrant has only been subject to the filing requirements of
   Section 13 or 15(d) of the Securities Exchange Act of 1934 since March 8, 1996, the date of its initial public offering of Common Stock.


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
        Yes            No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on May 10, 1996 was 16,737,249.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                      For the Quarter Ended March 31, 1996


                                                             Page Number
   PART I.   FINANCIAL INFORMATION

    Item 1   Financial Statements

             Condensed Consolidated Balance Sheets                 3

             Condensed Consolidated Statements of Operations       4

             Consensed Consolidated Statements of
             Shareholders' Investment                              5

             Condensed Consolidated Statements of Cash Flows       6

             Notes to Condensed Consolidated Financial
             Statements                                          7-9

    Item 2   Management's Discussion and Analysis of
             Financial Condition and Results of Operations     10-13

   PART II   OTHER INFORMATION

   Item 4    Submission of Matters to a Vote of Security
             Holders                                              14

   Item 6    Exhibits and Reports on Form 8-K                     14

   SIGNATURES

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)

                                        December 31,      March 31,
                                          1995               1996
                                                          (Unaudited)
   ASSETS
    Current assets:
       Cash and cash equivalents             $1,373         $18,875
       Trade accounts receivable             14,518          14,443
       Prepaid expenses and other
        current assets                        2,826           2,523
       Net assets of discontinued
        operations                              849             920
                                           --------       ---------
    Total current assets                     19,566          36,761
    Property and equipment, net              81,026          80,995
    Restricted funds held in trust            7,009           7,613
    Other assets                              4,202           4,256
    Intangible assets, net                   10,960          11,455
                                           --------        --------
    Total assets                           $122,763        $141,080
                                           ========        ========
   LIABILITIES AND SHAREHOLDERS'
    INVESTMENT
    Current liabilities:
       Current maturities of
        long-term debt                       $3,251          $2,048
       Trade accounts payable                 4,737           4,155
       Accrued payroll and related
        expenses                              2,329           1,398
       Other accrued expenses                 3,494           3,849
       Accrued income taxes                   1,045             508
                                          ---------       ---------
    Total current liabilities                14,856          11,958

    Long-term debt, net of current
      maturities                             20,168           1,952
    Disposal site closure and
      long-term care obligations             20,079          20,680
    Deferred income taxes                    11,581          11,297
    Other liabilities                         5,077           5,596

    Commitments and Contingencies

    Convertible preferred stock              15,000               -
    Shareholders' investment:
        Common stock, $.01 par
          value; 100,000,000 shares
          authorized; 9,886,815 and
          16,737,205 issued and
          outstanding, respectively             198             167
        Additional paid-in capital           23,902          76,163
        Retained earnings                    11,902          13,267
                                           --------       ---------
    Total shareholders' investment           36,002          89,597
                                           --------       ---------
    Total liabilities and
     shareholders' investment              $122,763        $141,080
                                           ========        ========


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)

                                      For the three months ended March 31,
                                              1995               1996

    Revenues                                 $20,341            $22,315

    Expenses:
       Cost of operations                     11,259             12,378
       Selling, general and
         administrative expenses               3,643              4,060
       Depreciation and amortization           2,776              3,432
                                            --------           --------
                                              17,678             19,870
                                           ---------           --------
    Operating income from continuing
       operations                              2,663              2,445

    Other income (expense):
       Interest expense                        (851)              (390)
       Other income                              423                268
                                           ---------          ---------
    Income from continuing operations
      before income taxes                      2,235              2,323
    Provision for income taxes                   944                958
                                           ---------          ---------
    Income from continuing operations          1,291              1,365

    Discontinued operations:

         Income from disposition of
              discontinued operations,
              net of income tax                    5                  -
                                            --------           --------
    Net income                                $1,296             $1,365
                                            ========           ========

    Earnings per share:
         Income from continuing
              operations                       $0.09              $0.10
         Income from discontinued
              operations                           -                  -
                                            --------          ---------
         Net income                            $0.09              $0.10
                                            ========           ========


    Weighted average number of common
     and common equivalent shares
     outstanding                          13,586,524         14,082,519
                                          ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)
                                                                    Additional
                                                Common Stock         Paid-In         Retained
                                              Shares      Amount     Capital         Earnings       Total

    Balance at December 31, 1995           9,886,815         $99       $24,001       $11,902     $36,002
         Net Income                                -           -             -         1,365       1,365
         Conversion of convertible
                 preferred stock           3,317,890          33        14,967             -      15,000
         Issuance of common stock,
               net                         3,532,500          35        37,195             -      37,230
                                         -----------     -------   -----------     ---------   ---------
                                          16,737,205        $167       $76,163       $13,267     $89,597
    Balance at March 31, 1996              =========      ======     =========      ========   =========



   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                         For the three months ended March 31,
                                                    1995          1996
   OPERATING ACTIVITIES
    Net income                                     $1,296       $1,365
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
       Depreciation and amortization                2,776        3,432
       Deferred income taxes                            -         (284)
       Gain on sale of assets                        (205)        (128)
       Changes in operating assets and
         liabilities, net of effects of
         acquired businesses:
           Accounts receivable                       (160)         577
           Prepaid expenses and other current
            assets                                  1,562          304
           Accounts payable and accrued
            expenses                                 (645)      (2,260)
           Disposal site closure and
            long-term care obligation                 527          601
           Other                                   (1,029)         (14)
                                              -----------    ---------
    Net cash provided by
       operating activities                         4,122        3,593

    INVESTING ACTIVITIES
    Acquisition of businesses, net of cash
      acquired                                        (23)        (600)
    Purchases of property and equipment            (2,758)      (2,847)
    Proceeds from sale of property and
      equipment                                       435          188
    Funds held in trust                                 -         (604)
                                                 --------   ----------
    Net cash used in investing activities          (2,346)      (3,863)

    FINANCING ACTIVITIES
    Net decrease in short-term borrowings             (59)      (1,203)
    Proceeds from long-term debt                        -            -
    Payments of long-term debt                     (1,979)     (18,255)
    Issuance of common stock, net of issuance
       costs                                            -       37,230
                                                ---------     --------
    Net cash provided by (used in) financing
       activities                                  (2,038)      17,772
                                                ---------     --------

    Net increase (decrease) in cash and cash
       equivalents                                   (262)      17,502
    Cash and cash equivalents at beginning of
       year                                         2,034        1,373
                                                ---------  -----------
    Cash and cash equivalents at end of year       $1,772      $18,875
                                                 ========    =========


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.   Organization and Basis of Presentation


        Superior Services, Inc. ("Superior" or the "Company") is a regional integrated solid waste services company providing solid waste collection, transfer, recycling, and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, and Michigan. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior for the year ended December 31, 1995 and the related notes thereto (the "Financial Statements") included in the Company's Form S-1 Registration Statement (No. 333-240).

        The accompanying condensed consolidated financial statements include the accounts of Superior and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

   2.   Significant Accounting Policies

        There have been no significant additions to or changes in accounting policies of the Company since December 31, 1995. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's Form S-1 Registration Statement (No. 333-240).

   3.   Discontinued Operations

        In May 1996, the Company completed the sale of the customer contracts and certain assets of its biomedical waste collection, transportation, and disposal operations for approximately $750,000. The biomedical waste operations have been reported as discontinued since September 1994. No material adjustments have been required to the estimated loss on disposition of these operations recorded at that time.

   4.   Acquisitions

        In late March 1996, the Company acquired two solid waste collection businesses which were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $850,000, consisting of $600,000 in cash and $250,000 in notes payable. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition. Pro forma results of operations are not presented as the amounts do not differ significantly from historical Company results.

   5.   Shareholders' Investment

        In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of common stock at a price of $11.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $37,230,000.

        A one-for-two reverse stock split declared by the Company's Board of Directors became effective on March 8, 1996, the effective date of the initial public offering of the Company's common stock.

        Pursuant to the Series A Convertible Preferred Stock Purchase Agreement, the Series A Preferred Stock holders exercised their rights to convert their preferred stock into 3,317,890 shares of common stock at the time of the offering. Upon the conversion, all cumulative dividends in connection with the Preferred Stock were defeased.

        On March 8, 1996, the Company granted employees incentive stock options exercisable for 135,000 shares of common stock at an $11.50 per share exercise price. These options generally become exercisable 25% after one year and an additional 6.25% for each quarter thereafter. The Company also granted non-qualified stock options exercisable for a total of 40,000 common shares at an $11.50 per share exercise price to newly elected independent directors serving on the Company's Board of Directors. These options vest ratably over an approximate three-year period.

   6.   Commitments and Contingencies

        Two of the Company's subsidiaries have been named by the Wisconsin Department of Natural Resources (WDNR) as potentially responsible parties
   (PRPs) as a result of their use of a closed landfill. The closed landfill has been identified by the WDNR to have caused groundwater contamination, including the contamination or potential contamination of local drinking water wells. The Company's subsidiaries allegedly transported industrial waste for third party generators to the site in the 1970's. A group of PRPs has conducted an extensive investigation of the environmental conditions at the site and performed interim remedial action including the installation of an improved landfill cap. In January 1994, the WDNR issued notices to the PRPs, including the Company's subsidiaries, requiring that they agree to undertake additional remedial action, including the extension of a municipal water supply system to replace the contaminated wells. As of March 31, 1996, total costs for the investigation of environmental conditions at the site and interim remedial action performed to date have been approximately $2.0 million, and the WDNR has estimated the total costs of future phases of remediation at the site will be approximately $4.0 million. The PRPs have not agreed to the plan for either additional interim action or final remedial action nor have the Company's subsidiaries negotiated their allocable share of the cost of interim or final remediation action with the other PRPs. Therefore, the Company's subsidiaries' allocable share of these costs cannot be reasonably estimated at this time. In addition, the subsidiaries have been named as defendants in a suit commenced by a group of residents living in the vicinity of the landfill which suit alleges that private drinking water wells have been contaminated by the releases of pollutants from the site. The Company is entitled to indemnification in various limited and unlimited amounts from the former shareholders of the subsidiaries against liabilities arising out of the site. Such indemnification obligations are secured by escrowed Common Stock. In addition, the Company's subsidiaries have tendered the defense of the residents' suit to the general liability insurance carriers which provided
   coverage during the relevant periods.   One of the insurers has accepted
   the defense of the subsidiaries in the residents' suit, subject to a reservation of rights. Neither the total costs of remediation at the site nor the subsidiaries' potential liability in the residents' suit can be reasonable estimated as of the date of this report. The Company has not established a specific financial reserve for the potential costs relating to this remediation or the residents' suit. The Company currently believes that ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

        In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List (NPL). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the Environmental Protection Agency and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of March 31, 1996, the estimated one-time capital costs for the additional extraction wells was $107,000, together with estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system of $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation. Under the settlement agreement, two generator PRPs agreed to contribute a total of 38% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill. The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The seller's potential indemnification obligation is collateralized currently by 266,677 shares of the Company's common stock held in escrow. The $2.8 million recoverable from the seller is included in other assets. The Company has established reserves which it believes are adequate to cover the estimate of identified potential remediation costs.

        The Company carries a range of insurance, including a commercial general liability policy and a property damage policy. The Company maintains a limited environmental impairment liability policy on its landfills and transfer stations that provides coverage, on a "claims made" basis, against certain third party off-site environmental damage. There can be no assurance that the limited environmental impairment policy will remain in place or provide sufficient coverage for existing, but not yet known, third party, off-site environmental liabilities. The Company is also a party to various legal proceedings arising in the normal course of business. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or results of operations.



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

        Superior provides solid waste collection, transfer, recycling, and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, and Michigan. The Company also provides other integrated waste services, most of which are project-based and many provide additional waste volumes to the Company's landfills and recycling facilities. Solid waste operations consist of five Company-owned solid waste landfills, three managed third party landfills, 19 solid waste collection operations, ten recycling facilities, and six solid waste transfer stations.

   As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                              Three Months Ended
                                                   March 31
                                               1995         1996

    Collection                                  51%          50%
    Disposal                                    15%          17%
    Recycling                                   13%          13%
    Other integrated waste services             21%          20%
                                             ------       ------
                                               100%         100%
                                             ======       ======

   Results of Operations

   Overview

        Revenues in the 1996 first quarter of $22.3 million increased 9.7% over the comparable period in the prior year due primarily to increased volumes of waste received at the Company's landfills. Operating income from continuing operations as a percentage of revenue decreased reflecting the impact of significantly lower average prices received for recyclable waste paper products in 1996 compared to the same quarter last year. Net income from continuing operations increased 5.3% to $1.4 million in the 1996 first quarter while earnings per share increased to $0.10 in the first quarter of 1996 compared to $0.09 reported for the same period last year.

        The following tables sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                                Three months ended March 31
                                                    1995          1996

    Revenues                                        100.0%        100.0%
    Cost of operations                                55.4          55.4
    Selling, general and administrative               17.9          18.2
       expenses
    Depreciation and amortization                     13.6          15.4
                                                  --------       -------
    Operating income from continuing operations       13.1          11.0
    Interest expense                                  (4.2)         (1.8)
    Other income                                       2.1           1.2
                                                  --------     ---------
    Income from continuing operations before          11.0          10.4
       income taxes
    Income taxes                                       4.6           4.3
                                                  --------     ---------
    Income from continuing operations                 6.4%          6.1%
                                                    ======     =========

   Revenues

        Revenues for the 1996 first quarter compared to the 1995 first quarter increased approximately $2.0 million primarily due to a 58% increase in volumes of wastes collected and disposed at the Company's landfills and approximately $650,000 from the impact of businesses acquired since March 31, 1995. These increases were achieved despite a decrease of approximately $680,000 in revenues from recyclable waste paper sales. Daily disposal volume at the Company's landfills rose to an average of more than 4,100 tons per day in the 1996 first quarter compared to an average of 2,600 tons per day in the corresponding period last year. The higher landfill volume was the result of increased volumes received from a disposal contract for a customer's Milwaukee collection operations which began to take full effect in the first quarter, higher solid waste volumes from collection operations, and increased volumes of special waste streams from the Company's project-driven other integrated waste services.

        The approximately $680,000 decrease in revenues from sales of recyclable waste paper products was comprised of an over $1 million decrease in recycling revenues resulting from a 60% decline in prices received for these products compared to the first quarter of 1995, partially offset by a 38% increase in volumes of recyclable waste paper products processed and sold. The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. If resale prices for recyclable waste products remain at current levels, the Company will likely continue to realize similar reductions in recycling revenues in the second and third quarters of 1996 compared to the corresponding 1995 periods. The Company's recycling operations remained profitable during the first quarter of 1996 due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

        Cost of operations for the three months ended March 31, 1996 increased $1.1 million, or 9.9%, to $12.4 million from $11.3 million for the three months ended March 31, 1995. As a percentage of revenues, cost of operations remained constant between the comparable quarters. The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from additional products and services provided to new customers, including the operation of new the businesses acquired after March 31, 1995, and the costs associated with processing the increased volumes of recyclable products.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $417,000, or 11.4%, to $4.1 million for the three-month period ended March 31, 1996 from $3.7 million for the three-month period ended March 31, 1995. As a percentage of revenues, SG&A increased from 17.9% to 18.2% in the 1996 first quarter due primarily to increased costs for personnel necessary to support the acquisition program and to service new customers, including those associated with the businesses acquired after March 31, 1995.

   Depreciation and Amortization

        Depreciation and amortization increased $656,000, or 23.6%, to $3.4 million from $2.8 million for the three-month period ended March 31, 1996 compared to the three-month period ended March 31, 1995, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and businesses acquired after March 31, 1995. As a percentage of revenues, depreciation and amortization increased to 15.4% from 13.6% reflecting the increase in disposal revenue as a percent-age of total revenue which results in additional depletion costs and the depreciation of the additional assets of businesses acquired after March
   31, 1995.

   Interest Expense

        Interest expense decreased $461,000, or 54.2%, to $390,000 from $851,000 in the three-month period ended March 31, 1996 compared to the three-month period ended March 31, 1995. The reduction in interest expense was due primarily to the reduction in debt between the first quarter of 1996 and the first quarter of 1995 resulting primarily from the application of a portion of the net proceeds from its March 1996 initial public offering. Additionally, the Company benefitted from a lower overall interest rate on outstanding borrowings in the first quarter of 1996 as a result of the successful renegotiation of its revolving credit agreement in December 1995.

   Income Taxes

        The Company's effective tax rate decreased to 41.3% in the three months ended March 31, 1996 compared to 42.2% in the three months ended March 31, 1995. The decrease was primarily the result of increased earnings which reduced the impact of the non-deductible amortization of intangibles related to businesses acquired.

   Liquidity and Capital Resources

        In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of common stock at a price of $11.50 per share. The $37.2 million of net proceeds to the Company from this offering after deduction of underwriting discounts and commissions and other offering expenses were used to reduce outstanding debt by $17.1 million. The remainder of the net proceeds will be used for potential future acquisitions, capital expenditures, and working capital. The Company's balance sheet at March 31, 1996, reflects approximately $18.9 million in cash and cash equivalents. Pending specific application, the Company has invested the unused net proceeds in short-term interest bearing securities.

        At March 31, 1996, the Company had approximately $4.0 million of long-term and short-term borrowings outstanding and approximately $1.3 million in letters of credit. At March 31, 1996, the ratio of the Company's long-term debt to total capitalization was 2.1% compared to 28.3% at December 31, 1995. The reduction is attributable to the use of the net proceeds from the recent public offering and net cash flow from operations applied to reduce outstanding indebtedness.

        Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. Although there can be no assurance that the Company will be able to complete successfully any such acquisitions, the Company intends to fund any such future acquisitions in 1996 through the use of one or more of the following: cash, issuance of capital stock, assumption of indebtedness, future royalties, and/or contingent payments. The cash required to fund any future acquisitions in 1996 will likely be provided from one or more of the following sources: remaining proceeds from the Company's initial public stock offering, cash flow from operations, and/or borrowings under the Company's $50 million revolving credit facility (substantially all of which is currently available).

        Capital expenditures for the three months ended March 31, 1996 and the three months ended March 31, 1995 were constant at $2.8 million. Capital expenditures for 1996 are currently expected to be approximately $13.6 million compared to $11.6 million in 1995. The Company intends to fund its planned 1996 capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations for the three months ended March 31, 1996 decreased to $3.6 million from $4.1 million in the three months ended March 31, 1995. The decrease was primarily due to the change in accounts payable and accrued expenses between March 31, 1995 and 1996. During the first quarter of 1995, no tax payments were made reflecting the impact of the net loss in 1994, however, during the first quarter of 1996, payments of $1.6 million were made.

        Net cash used in investing activities for the three months ended March 31, 1996 increased to $3.9 million from $2.3 million in the three months ended March 31, 1995. The increase was primarily due to $604,000 of payments under its environmental protection program and contributions of funds held in trust to satisfy the Company's financial assurance obligations to various regulatory agencies for landfill facility closure and long-term care requirements and $600,000 of cash payments for businesses acquired in the first quarter of 1996. Under the environmental protection program, a large insurance carrier guarantees the Company's financial assurance obligations to the State of Wisconsin. The Company pays an annual premium to the carrier, a substantial portion of which is applied to a loss commutation fund which accumulates at a current market rate of interest and is made available to the Company to fund its final closure and long-term care costs.

        Net cash provided by financing activities in the three months ended March 31, 1996 totaled $17.8 million, compared to net cash used in financing activities of $2.0 million in the three months ended March 31, 1995, reflecting the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996, a significant portion of which was used to reduce the Company's outstanding debt.

   Seasonality

        The Company's results of operations tend to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as, the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. Also, certain operating and other fixes costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

                                     PART II

   Item 4.   Submission of Matters to a Vote of Security Holders

        The Company's 1996 annual meeting of shareholders was held on February 13, 1996, prior to the Company's March 8, 1996 initial public offering of its Common Stock. The actions taken at the annual meeting were previously reported in the Company's final prospectus for its initial public offering and such matters are herein incorporated by reference.

   Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

   (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Superior Services, Inc.
                                 ----------------------------
                                 (Registrant)



   Date    May 15, 1996          /s/ George K. Farr
                                 George K. Farr
                                 Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

   Exhibit
    Number      Exhibit Description

   10.14 Employment Agreement between the Company and G.W. Dietrich dated January 1, 1996.

   10.15 Employment Agreement between the Company and George K. Farr dated January 1, 1996.

   10.16 Second Amendment to Employment Agreement between the Company and Peter J. Ruud dated January 1, 1996.

   27         Financial Data Schedule