Form 10-Q
period 1996-06-30
SUPERIOR SERVICES INC
filed 1996-08-14
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes__X___   No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
        Yes_____  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on August 9, 1996 was 16,754,427.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                       For the Quarter Ended June 30, 1996

                                                               Page Number
   PART I.  FINANCIAL INFORMATION

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets . .           3

               Condensed Consolidated Statements
                 of Operations . . . . . . . . . . . . .           4

               Condensed Consolidated Statements
                 of Shareholders' Investment . . . . . .           5

               Condensed Consolidated Statements of
                 Cash Flows  . . . . . . . . . . . . . .           6

               Notes to Condensed Consolidated Financial
                 Statements  . . . . . . . . . . . . . .         7-9

      Item 2   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations  . . . . . . . . . . . . . .       10-15

   PART II. OTHER INFORMATION

            Item 6 Exhibits and Reports on Form 8-K. . .          16

   SIGNATURES

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                    December 31,  June 30,
                                                        1995        1996
                                                                 (Unaudited)
   ASSETS
      Current assets:
         Cash and cash equivalents                     $1,373      $20,834
         Trade accounts receivable                     14,518       16,624
         Prepaid expenses and other current assets      2,826        2,848
         Net assets of discontinued operations            849            -
                                                     --------     --------
      Total current assets                             19,566       40,306

      Property and equipment, net                      81,026       80,876
      Restricted funds held in trust                    7,009        7,819
      Other assets                                      4,202        4,371
      Intangible assets, net                           10,960       12,497
                                                     --------     --------
      Total assets                                   $122,763     $145,869
                                                     ========     ========
   LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
         Current maturities of long-term debt          $3,251       $1,554
         Trade accounts payable                         4,737        4,012
         Accrued payroll and related expenses           2,329        1,890
         Other accrued expenses                         3,494        4,187
         Accrued income taxes                           1,045          495
                                                     --------     --------
      Total current liabilities                        14,856       12,138

      Long-term debt, net of current maturities        20,168        1,662
      Disposal site closure and long-term
        care obligations                               20,079       21,304
      Deferred income taxes                            11,581       11,028
      Other liabilities                                 5,077        6,841

      Commitments and contingencies

      Convertible preferred stock                      15,000            -

      Shareholders' investment:
         Common stock                                      99          167
         Additional paid-in capital                    24,001       76,432
         Retained earnings                             11,902       16,297
                                                     --------     --------
      Total shareholders' investment                   36,002       92,896
                                                     --------     --------
      Total liabilities and shareholders'
        investment                                   $122,763     $145,869
                                                     ========     ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)

                                        Three months           Six months
                                       ended June 30,         ended June 30,
                                       1995      1996         1995      1996

   Revenues                          $23,745    $26,553     $44,086    $48,868

   Expenses:
      Cost of operations              12,277     13,646      23,536     26,024
      Selling, general and
       administrative expenses         3,556      4,005       7,199      8,065
      Depreciation and amortization    3,235      3,900       6,011      7,332
                                     -------    -------     -------    -------
                                      19,068     21,551      36,746     41,421
                                     -------    -------     -------    -------
   Operating income from
     continuing operations             4,677      5,002       7,340      7,447

   Other income:
      Interest expense                  (799)       (78)     (1,650)      (468)
      Other income (expense)             (59)       234         364        502
                                     -------    -------     -------    -------
   Income from continuing
    operations before income taxes     3,819      5,158       6,054      7,481
   Provision for income taxes          1,577      2,128       2,521      3,086
                                     -------    -------     -------    -------
   Income from continuing
     operations                        2,242      3,030       3,533      4,395

   Discontinued operations:
      Income from disposition of
       discontinued operations,
       net of income tax                  12          -          17          -
                                     -------    -------     -------    -------
   Net income                        $ 2,254     $3,030      $3,550     $4,395
                                     =======     ======      ======     ======
   Per share:
      Income from continuing
       operations                      $0.17      $0.18       $0.26      $0.28
      Income from discontinued
       operations                          -          -           -          -
                                     -------    -------     -------    -------
      Net income                       $0.17      $0.18       $0.26      $0.28
                                       =====      =====       =====      =====
   Weighted average number of
     common and common equivalent
     shares outstanding           13,535,320 17,083,711  13,537,770 15,623,023
                                  ========== ==========  ========== ==========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statement of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                  Additional
                                 Common Stock      Paid-In   Retained
                                 Shares   Amount   Capital   Earnings   Total
   Balance at
    December 31, 1995           9,886,815    $99   $24,001   $11,902  $36,002
     Net income                         -      -         -     4,395    4,395
     Conversion of convertible
       preferred stock          3,317,890     33    14,967         -   15,000
     Issuance of common stock,
       net                      3,549,132     35    37,464         -   37,499
                               ----------   ----   -------   -------  -------
   Balance at June 30, 1996    16,753,837   $167   $76,432   $16,297  $92,896
                               ==========   ====   =======   =======  =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                            For the six months ended June 30,
                                                          1995         1996
   OPERATING ACTIVITIES
   Net income                                            $3,550       $4,395
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       6,011        7,332
      Deferred income taxes                                   -         (553)
      Gain on sale of assets                                (84)         (76)
      Changes in operating assets and liabilities,
      net of effects of acquired businesses:
        Accounts receivable                                (249)      (1,285)
        Prepaid expenses and other current assets          (103)          (2)
        Accounts payable and accrued expenses             2,313       (1,589)
        Disposal site closure and long-term care
         obligation                                       1,228        1,225
        Other                                            (1,146)         130
                                                        -------       ------
   Net cash provided by operating activities             11,520        9,577

   INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired          (23)      (1,234)
   Purchases of property and equipment                   (5,245)      (5,990)
   Proceeds from sale of discontinued operations          3,412          562
   Proceeds from sale of property and equipment             911          394
   Funds held in trust                                     (252)        (810)
                                                        -------       ------
   Net cash used in investing activities                 (1,197)      (7,078)

   FINANCING ACTIVITIES
   Net decrease (increase) in short-term borrowings         547       (1,697)
   Proceeds from long-term debt                           1,000            -
   Payments of long-term debt                           (12,755)     (18,589)
   Issuance of common stock, net of issuance costs            -       37,248
                                                        -------       ------
   Net cash provided by (used in)
    financing activities                                (11,208)      16,962
                                                        -------       ------
   Net increase (decrease) in cash and
    cash equivalents                                       (885)      19,461
   Cash and cash equivalents at beginning
    of period                                             2,034        1,373
                                                        -------       ------
   Cash and cash equivalents at end of period            $1,149      $20,834
                                                         ======      =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.   Organization and Basis of Presentation

        Superior Services, Inc. ("Superior" or the "Company") is a regional integrated solid waste services company providing solid waste collection, transfer, recycling, and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, and Michigan. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior for the year ended December 31, 1995 and the related notes thereto (the "Financial Statements") included in the Company's Form S-1 Registration Statement (No. 333-240).

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

   4.   Acquisitions

        During 1996, the Company acquired four solid waste businesses that were accounted for as purchases. The Company also acquired the remaining 50% equity interest in a joint venture owned by a subsidiary of the Company. Consideration for these acquisitions was $1.3 million in cash, $1.2 million in notes payable and 15,015 shares of Common Stock. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition. Pro forma results of operations are not presented as the amounts do not differ significantly from historical Company results.

   5.   Shareholders' Investment

        In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of common stock at a price of $11.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $37,230,000.

        A one-for-two reverse stock split declared by the Company's Board of Directors became effective on March 7, 1996, the effective date of the initial public offering of the Company's common stock.

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

   6.   Commitments and Contingencies

        In January 1994, two of the Company's subsidiaries were named by the Wisconsin Department of Natural Resources (WDNR) as potentially responsible parties (PRPs) as a result of their use of a closed landfill. The closed landfill has been identified by the WDNR to have caused groundwater contamination, including the contamination or potential contamination of local drinking water wells. The Company's subsidiaries, along with most of the other PRPs, have agreed to a settlement with the WDNR, subject to approval by the federal district court. In addition, the subsidiaries were named as defendants in a suit commenced in state court by a group of residents living in the vicinity of the landfill which suit alleged that private drinking water wells have been contaminated by the release of pollutants from the site. The subsidiaries and most of the other defendants in the private party lawsuit have agreed to the terms of a settlement with the plaintiffs which is subject to approval by the state court. The settlements with the WDNR and the plaintiffs in the private lawsuit resolve the subsidiaries' liability relating to the site. The subsidiaries' general liability insurance carriers which provided coverage during the relevant periods and the former shareholders of the subsidiaries have agreed to pay the full amount of the subsidiaries' share of the settlement.

        In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List (NPL). A remedial investigation performed by the PRPs (including the Company) determined the scope and nature of the contamination at the site and the PRPs submitted a feasibility study to the Environmental Protection Agency and WDNR which described the alternatives for remediating the associated groundwater contamination. The WDNR formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of June 30, 1996, the estimated one-time capital costs for the additional extraction wells was $107,000, together with estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system of $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation, monitoring and long term care. Under the settlement agreement, the generator PRPs agreed to contribute approximately 43% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill. The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The seller's potential indemnification obligation is collateralized currently by 266,677 shares of the Company's common stock held in escrow. The $2.8 million recoverable from the seller is included in other assets. The Company has established reserves which it believes are adequate to cover the estimate of identified potential remediation costs.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   General

        Superior provides solid waste collection, transfer, recycling, and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, and Michigan. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of June 30, 1996, solid waste operations consisted of five Company-owned solid waste landfills, three managed third party landfills, 21 solid waste collection operations, ten recycling facilities, and six solid waste transfer stations.

        As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                    Three Months Ended    Six Months Ended
                                          June 30              June 30
                                      1995      1996       1995      1996
                                      ----      ----       ----      ----
   Collection                          46%       45%        48%       47%
   Disposal                            15%       23%        15%       20%
   Recycling                           18%       12%        16%       13%
   Other integrated waste services     21%       20%        21%       20%
                                      ----      ----       ----      ----
                                      100%      100%       100%      100%
                                      ====      ====       ====      ====

   Results of Operations

   Overview

        Revenues in the 1996 second quarter of $26.5 million increased 11.8% over the comparable period in the prior year. Net income from continuing operations increased 34.4% to $3.0 million in the 1996 second quarter of 1996, while earnings per share increased to $0.18 compared to $0.17 reported for the same period in the prior year.

        For the first six months of 1996, revenues increased 10.8% to $48.9 million compared to $44.1 million for the same period in the prior year due primarily to increased volumes of waste received at the Company's landfills. Operating income from continuing operations as a percentage of revenue decreased reflecting the impact of significantly lower average prices received for recyclable waste paper products during the first six months of 1996 compared to the same period in the prior year. Net income from continuing operations increased 23.8% to $4.4 million in the first half of 1996 from $3.6 million in the first half of 1995. Earnings per share increased to $0.28 for the first six months of 1996 from $0.26 per share for the same period in 1995.

        The following tables sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                       Three months        Six months
                                       ended June 30,     ended June 30,
                                        1995    1996       1995    1996
   Revenues                            100.0%  100.0%     100.0%  100.0%
   Cost of operations                   51.7    51.4       53.4    53.3
   Selling, general and
    administrative expenses             15.0    15.1       16.3    16.5
   Depreciation and amortization        13.6    14.7       13.6    15.0
                                        ----    ----       ----    ----
   Operating income from
    continuing operations               19.7    18.8       16.7    15.2
   Interest expense                      3.4      .3        3.8      .9
   Other (income) expense                 .2     (.9)       (.8)   (1.0)
                                        ----    ----       ----    ----
   Income from continuing
     operations before income taxes     16.1    19.4       13.7    15.3
   Income taxes                          6.6     8.0        5.7     6.3
                                        ----    ----       ----    ----
   Income from continuing operations     9.5%   11.4%       8.0%    9.0%
                                        ====    ====       ====    ====

   Revenues

        Revenues increased approximately $2.8 million, or 11.8%, and $4.8 million, or 10.8%, for the three- and six- month periods, respectively, ended June 30, 1996 as compared with 1995. These increases for each 1996 period were primarily due to 74% and 67% respective increases in volumes of wastes collected and disposed at the Company's landfills and $1.1 million and $1.8 million, respectively, from the impact of businesses acquired since June 30, 1995 for the three- and six- month periods ended June 30, 1996 compared to the same periods in 1995. These increases were achieved despite respective decreases of $1.9 million and $2.6 million in revenues from recyclable waste paper sales for the three- and six- month periods ended June 30, 1996 compared to the same periods in 1995. Daily disposal volume at the Company's landfills rose to an average of more than 6,100 tons per day in the 1996 second quarter compared to an average of 3,600 tons per day in the corresponding period last year. The higher landfill volume was the result of increased third party disposal volume, increased volumes received from a disposal contract for a customer's Milwaukee collection operations which began to take full effect in the first quarter, increased volumes of special waste streams from the Company's project-driven other integrated waste services and higher solid waste volumes from collection operations.

        The $1.9 million decrease in revenues in the fiscal 1996 quarter from sales of recyclable waste paper products was comprised of an over $2.5 million decrease in recycling revenues resulting from an 80% decline in prices received for these products compared to the second quarter of 1995, partially offset by a 28% increase in volumes of recyclable waste paper products processed and sold in the 1996 second quarter compared to the prior year. The approximately $2.6 million decrease in revenues in the first half of 1996 from sales of recyclable waste paper products was comprised of an over $3.8 million decrease in recycling revenues resulting from a 73% decline in prices received for these products in the first half of 1996 compared to the first half of 1995, partially offset by a 33% increase in volumes of recyclable waste paper products processed and sold. The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. If resale prices for recyclable waste products remain at current levels, the Company will likely continue to realize similar reductions in recycling revenues in the third and fourth quarters of 1996 compared to the corresponding 1995 periods. The Company's recycling operations remained profitable during the second quarter of 1996 due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

        Cost of operations increased $1.4 million, or 11.2%, and $2.5 million, or 10.6%, for the three- and six- month periods ended June 30, 1996, respectively, compared to the same periods in 1995. As a percentage of revenues, cost of operations remained relatively constant between the comparable periods. The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from additional products and services provided to new customers, including the operation of the new businesses acquired after June 30, 1995.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $449,000, or 12.6%, and $866,000, or 12.0%, for the
   three-and six-month periods ended June 30, 1996, respectively, compared to the same periods in 1995. As a percentage of revenues, SG&A increased to 15.1% from 15.0% in the second quarter of 1996 compared to the second quarter of 1995 and to 16.5% from 16.3% in the first half of 1996 compared to the first half of 1995 due primarily to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the businesses acquired after June 30, 1995.

   Depreciation and Amortization

        Depreciation and amortization increased $665,000, or 20.6%, and $1.3 million, or 22.0%, for the three- and six- month periods ended June 30, 1996, respectively, compared to the same periods in 1995, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and businesses acquired after June 30, 1995. As a percentage of revenues, depreciation and amortization increased to 14.7% from 13.6% in the second quarter of 1996 compared to the second quarter of 1995 and to 15.0% from 13.6% in the first half of 1996 compared to the first half of 1995 reflecting the increase in disposal revenue as a percentage of total revenue which resulted in additional depletion costs, and also the depreciation of the additional assets of businesses acquired after June 30, 1995.

   Interest Expense

        Interest expense decreased $721,000, or 90.2%, and $1.2 million, or 71.6%, for the three- and six- month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The reduction in interest expense was due primarily to the reduction in debt resulting primarily from the application of a portion of the net proceeds from the Company's March 1996 initial public offering. Additionally, the Company benefitted from a lower overall interest rate on outstanding borrowings in 1996 as a result of the successful renegotiation of its revolving credit agreement in December 1995.

   Income Taxes

        The Company's effective tax rate remained constant at 41.3% in the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The Company's effective tax rate decreased to 41.3% for the first half of 1996 compared to 41.6% in the first half of 1995. The decrease was primarily the result of increased earnings which reduced the impact of the non-deductible amortization of intangibles related to businesses acquired.

   Liquidity and Capital Resources

        In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of common stock at a price of $11.50 per share. The $37.2 million of net proceeds to the Company from this offering after deduction of underwriting discounts and commissions and other offering expenses were used to reduce outstanding debt by $17.1 million. The remainder of the net proceeds will be used for potential future acquisitions, capital expenditures and working capital. The Company's balance sheet at June 30, 1996 reflected approximately $20.8 million in cash and cash equivalents. Pending specific application, the Company has invested the unused net proceeds in short-term interest bearing securities.

        At June 30, 1996, the Company had approximately $3.2 million of long-term and short-term borrowings outstanding and approximately $2.3 million in letters of credit. At June 30, 1996, the ratio of the Company's long-term debt to total capitalization was 1.8% compared to 28.3% at December 31, 1995. The reduction was attributable to the use of the net proceeds from the March 1996 public offering and net cash flow from operations applied to reduce outstanding indebtedness.

        Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. Although there can be no assurance that the Company will be able to complete successfully any such acquisitions, the Company intends to fund any such future acquisitions in 1996 through the use of one or more of the following: cash, issuance of capital stock, assumption of indebtedness, future royalties and/or contingent payments. The cash required to fund any future acquisitions in 1996 will likely be provided from one or more of the following sources: remaining proceeds from the Company's initial public stock offering, cash flow from operations and/or borrowings under the Company's $50 million revolving credit facility (substantially all of which was currently available at June 30, 1996).

        Capital expenditures for the six months ended June 30, 1996 were $6.0 million compared to $5.3 million for the six months ended June 30, 1995. Capital expenditures for 1996 are currently expected to be approximately $13.6 million compared to $11.6 million in 1995. The Company intends to fund its remaining planned 1996 capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations for the six months ended June 30, 1996 decreased to $9.6 million from $11.5 million in the six months ended June 30, 1995. The decrease was primarily due to the change in accounts payable and accrued expenses between June 30, 1995 and 1996. During the first six months of 1995, tax payments of $1.2 million were made reflecting the impact of the net loss in 1994, however, during the first six months of 1996, payments of $4.1 million were made.

        Net cash used in investing activities for the six months ended June 30, 1996 increased to $7.1 million from $1.2 million for the six months ended June 30, 1995. The increase was primarily due to the $3.4 million proceeds from the sale of assets of discontinued operations in the second quarter of 1995 compared to proceeds of $562,000 from the sale of assets of discontinued operations in the second quarter of 1996. The increase is also due to $810,000 of payments under its environmental protection program and contributions of funds held in trust to satisfy the Company's financial assurance obligations to various regulatory agencies for landfill facility closure and long-term care requirements in the second quarter of 1996 compared to payments of $252,000 in the second quarter of 1995, as well as $1.3 million of cash payments for businesses acquired in the first six months of 1996. Under the environmental protection program, a large insurance carrier guarantees the Company's financial assurance obligations to the State of Wisconsin. The Company pays an annual premium to the carrier, a substantial portion of which is applied to a loss commutation fund which accumulates at a current market rate of interest and is made available to the Company to fund its final closure and long-term care costs.

        Net cash provided by financing activities in the six months ended June 30, 1996 totaled $17.0 million, compared to net cash used in financing activities of $11.2 million in the six months ended June 30, 1995, reflecting the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996, a significant portion of which was used to reduce the Company's outstanding debt.

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

             (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Superior Services, Inc.


   Date      August 14, 1996          By:  /s/ George K. Farr
                                           George K. Farr
                                           Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX
                               Second Quarter 1996


   Exhibit Number      Exhibit Description

   27                  Financial Data Schedule