Form 10-Q
period 1996-09-30
SUPERIOR SERVICES INC
filed 1996-11-14
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X   No

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

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on November 12, 1996 was 16,981,706.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                    For the Quarter Ended September 30, 1996


                                                                Page Number
   PART I.     FINANCIAL INFORMATION

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets  . . . . . .      3

               Condensed Consolidated Statements of Operations. .      4

               Condensed Consolidated Statements of
               Shareholders' Investment . . . . . . . . . . . . .      5

               Condensed Consolidated Statements of Cash Flows. .      6

               Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . . .    7-9

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .  10-15


   PART II.    OTHER INFORMATION

         Item 6  Exhibits and Reports on Form 8-K . . . . . . . .     16

   SIGNATURES

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                  December 31,  September 30,
                                                      1995          1996
                                                                 (Unaudited)
   ASSETS
      Current assets:
         Cash and cash equivalents                     $1,373      $13,133
         Trade accounts receivable                     14,518       18,527
         Prepaid expenses and other
           current assets                               2,826        2,925
         Net assets of discontinued operations            849            -
                                                      -------      -------
      Total current assets                             19,566       34,585

      Property and equipment, net                      81,026      103,046
      Restricted funds held in trust                    7,009        7,956
      Other assets                                      4,202        4,187
      Intangible assets, net                           10,960       14,521
                                                      -------      -------
      Total assets                                   $122,763     $164,295
                                                     ========     ========
   LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
         Current maturities of long-term debt          $3,251       $2,071
         Trade accounts payable                         4,737        5,371
         Accrued payroll and related expenses           2,329        2,463
         Other accrued expenses                         3,494        5,836
         Accrued income taxes                           1,045        3,045
                                                      -------      -------
      Total current liabilities                        14,856       18,786

      Long-term debt, net of current maturities        20,168        2,001
      Disposal site closure and long-term
        care obligations                               20,079       27,022
      Deferred income taxes                            11,581       11,127
      Other liabilities                                 5,077        8,399

      Commitments and contingencies

      Convertible preferred stock                      15,000            -

      Shareholders' investment:
         Common stock                                      99          167
         Additional paid-in capital                    24,001       76,465
         Retained earnings                             11,902       20,328
                                                      -------      -------
      Total shareholders' investment                   36,002       96,960
                                                      -------      -------
      Total liabilities and shareholders'
        investment                                   $122,763     $164,295
                                                     ========     ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)


                                    Three months            Nine months
                                   ended Sept. 30,         ended Sept. 30,
                                   1995        1996        1995        1996

   Revenues                     $25,076     $29,719     $69,162     $78,587

   Expenses:
      Cost of operations         12,719      14,887      36,255      40,911
      Selling, general and
        administrative
       expenses                   3,886       4,363      11,085      12,428
      Depreciation and
       amortization               3,338       3,853       9,349      11,185
                                -------     -------     -------     -------
                                 19,943      23,103      56,689      64,524
                                -------     -------     -------     -------
   Operating income from
     continuing operations        5,133       6,616      12,473      14,063

   Other income:
      Interest expense             (637)        (69)     (2,287)       (537)
      Other income                   93         314         457         816
                                -------     -------     -------     -------
   Income from continuing
     operations before
     income taxes                 4,589       6,861      10,643      14,342
   Provision for income
     taxes                        1,886       2,830       4,407       5,916
                                -------     -------     -------     -------
   Income from continuing
     operations                   2,703       4,031       6,236       8,426

   Discontinued operations:
      Loss from disposition
       of discontinued
       operations, net of
       income tax                  (138)          -        (121)          -
                                -------     -------     -------     -------
   Net income                    $2,565      $4,031      $6,115      $8,426
                                 ======      ======      ======      ======
   Per share:
      Income from continuing
        operations                $0.20       $0.24       $0.46       $0.52
      Income from
       discontinued
        operations                (0.01)          -       (0.01)          -
                                -------     -------     -------     -------
      Net income                  $0.19       $0.24       $0.45       $0.52
                                  =====       =====       =====       =====
   Weighted average number
     of common and common
     equivalent shares
     outstanding             13,420,613  17,086,385  13,498,709  16,110,431
                             ==========  ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statement of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                              Additional
                               Common Stock     Paid-In    Retained
                             Shares    Amount   Capital    Earnings    Total
   Balance at
     December 31, 1995      9,886,815     $99   $24,001    $11,902   $36,002
     Net income                     -       -         -      8,426     8,426
     Conversion of
       convertible
       preferred stock      3,317,890      33    14,967          -    15,000
     Issuance of common
       stock, net           3,552,066      35    37,497          -    37,532
                           ----------    ----   -------    -------   -------
   Balance at
     September 30, 1996    16,756,771    $167   $76,465    $20,328   $96,960
                           ==========    ====   =======    =======   =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)
                                                          For the nine months
                                                          ended September 30,
                                                             1995       1996
   OPERATING ACTIVITIES
   Net income                                              $6,115     $8,426
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         9,349     11,185
      Deferred income taxes                                     -       (454)
      Gain on sale of assets                                 (193)       (57)
      Changes in operating assets and liabilities,
      net of effects of acquired businesses:
        Accounts receivable                                (1,774)    (2,553)
        Prepaid expenses and other current assets           1,014        (32)
        Accounts payable and accrued expenses               2,473      2,942
        Disposal site closure and long-term
         care obligation                                    1,951      1,783
        Other                                              (1,701)       129
                                                          -------    -------

   Net cash provided by operating activities               17,234     21,369

   INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired         (1,574)   (13,442)
   Purchases of property and equipment                     (7,199)   (12,594)
   Proceeds from sale of discontinued operations            3,489        562
   Proceeds from sale of property and equipment             1,090        425
   Funds held in trust                                       (819)      (846)
                                                          -------    -------
   Net cash used in investing activities                   (5,013)   (25,895)

   FINANCING ACTIVITIES
   Net decrease (increase) in short-term borrowing            547     (1,180)
   Proceeds from long-term debt                             4,007          -
   Payments of long-term debt                             (18,029)   (19,816)
   Issuance of common stock, net of issuance costs              -     37,282
                                                          -------    -------
   Net cash provided by (used in) financing
     activities                                           (13,475)    16,286
                                                          -------    -------
   Net increase (decrease) in cash and
     cash equivalents                                      (1,254)    11,760
   Cash and cash equivalents at beginning
     of period                                              2,034      1,373
                                                          -------    -------
   Cash and cash equivalents at end of period                $780    $13,133
                                                             ====    =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1.   Organization and Basis of Presentation

        Superior Services, Inc. ("Superior" or the "Company") is a regional integrated solid waste services company providing solid waste collection, transfer, recycling and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, Michigan and Missouri. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior for the year ended December 31, 1995 and the related notes thereto (the "Financial Statements") included in the Company's Form S-1 Registration Statement (No. 333-240).

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

   3.   Discontinued Operations

        In May 1996, the Company completed the sale of the customer contracts and certain assets of its biomedical waste collection, transportation and disposal operations for approximately $750,000. The biomedical waste operations have been reported as discontinued since September 1994. No material adjustments have been required to the estimated loss on disposition of these operations recorded at that time.

   4.   Acquisitions

        Through September 30, 1996, the Company had acquired eight solid waste businesses that were accounted for as purchases. The Company also acquired the remaining 50% equity interest in a joint venture owned by a subsidiary of the Company. Consideration for these acquisitions was $13.6 million in cash, $3.2 million in future payments or notes payable, and 15,015 shares of Common Stock. In connection with a landfill acquisition, the seller is entitled to receive additional consideration from the Company, if regulatory approval, as defined, is obtained for expansions of permitted air space. This contingent consideration averages $1.00 per cubic yard for additional permitted airspace. These amounts, if any, will be capitalized when paid or payable as additional purchase price. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition. Pro forma results of operations are not presented as the amounts do not differ significantly from historical Company results.

   5.   Shareholders' Investment

        In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of Common Stock at a price of $11.50 per share resulting in net proceeds to the Company of approximately $37,230,000 after deduction of underwriting discounts and commissions and other offering expenses.

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

        On March 8, 1996, the Company granted employees incentive stock options exercisable for 135,000 shares of Common Stock at an $11.50 per share exercise price. These options generally become exercisable 25% after one year and an additional 6.25% for each quarter thereafter. The Company also granted non-qualified stock options to independent directors serving on the Company's Board of Directors exercisable for a total of 40,000 shares of Common Stock at an $11.50 per share exercise price. These options vest ratably over an approximate three-year period.

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

        In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List (NPL). A remedial investigation performed by the PRPs (including the Company) determined the scope and nature of the contamination at the site and the PRPs submitted a feasibility study to the Environmental Protection Agency and WDNR which described the alternatives for remediating the associated groundwater contamination. The WDNR formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of September 30, 1996, the estimated one-time capital costs for the additional extraction wells was $107,000, together with estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system of $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation, monitoring and long-term care. Under the settlement agreement, the generator PRPs agreed to contribute approximately 43% of future costs for remedial action and the annual operating, maintenance and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill. The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The seller's potential indemnification obligation is collateralized currently by 248,552 shares of the Company's Common Stock held in escrow. The $2.8 million recoverable from the seller is included in other assets. The Company has established reserves which it believes are adequate to cover the estimate of identified potential remediation costs.

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

   General

        Superior provides solid waste collection, transfer, recycling and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, Michigan and Missouri. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of September 30, 1996, solid waste operations consisted of seven Company-owned solid waste landfills, three managed third party landfills, 22 solid waste collection operations, ten recycling facilities and seven solid waste transfer stations.

        As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                    Three Months Ended   Nine Months Ended
                                        September 30        September 30
                                     1995      1996       1995      1996
   Collection                         47%       44%        48%       46%
   Disposal                           15%       22%        15%       21%
   Recycling                          15%       12%        16%       13%
   Other integrated waste services    23%       22%        21%       20%
                                     ----      ----       ----      ----
                                     100%      100%       100%      100%
                                     ====      ====       ====      ====

   Results of Operations

   Overview

        Revenues in the 1996 third quarter of $29.7 million increased 18.5% over the comparable period in the prior year. Income from continuing operations increased 49.1% to $4.0 million in the third quarter of 1996, while earnings per share from continuing operations increased 20% to $0.24 compared to $0.20 reported for the same period in the prior year. The weighted average number of common and common equivalent shares outstanding were 17.1 million for the three months ended September 30, 1996 and 13.4 million for the three months ended September 30, 1995. The increase was primarily the result of the initial public offering completed in March 1996 which increased outstanding shares by 3.5 million.

        For the first nine months of 1996, revenues increased 13.6% to $78.6 million compared to $69.2 million for the same period in the prior year due primarily to increased volumes of waste received at the Company's landfills. Net income from continuing operations increased 35.1% to $8.4 million in the first nine months of 1996 from $6.2 million in the first nine months of 1995. Earnings per share from continuing operations increased 13% to $0.52 for the first nine months of 1996 from $0.46 per share for the same period in 1995. The weighted average number of common and common equivalent shares outstanding were 16.1 million for the nine months ended September 30, 1996 and 13.5 million for the nine months ended September 30, 1995. The increase was primarily the result of the initial public offering completed in March 1996 which increased outstanding shares by 3.5 million.

        The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                     Three months           Nine months
                                     ended Sept. 30,      ended Sept. 30,
                                     1995      1996        1995     1996
   Revenues                         100.0%    100.0%      100.0%   100.0%
   Cost of operations                50.7      50.1        52.4     52.1
   Selling, general and
    administrative expenses          15.5      14.7        16.0     15.8
   Depreciation and amortization     13.3      13.0        13.5     14.2
                                     ----      ----        ----     ----
   Operating income from
    continuing operations            20.5      22.3        18.0     17.9
   Interest expense                   2.5       0.2         3.3      0.7
   Other (income) expense            (0.3)     (1.0)       (0.7)    (1.0)
                                     ----      ----        ----     ----
   Income from continuing
    operations before
    income taxes                     18.3      23.1        15.4     18.2
   Income taxes                       7.5       9.5         6.4      7.5
                                     ----      ----        ----     ----
   Income from continuing
    operations                       10.8%     13.6%        9.0%    10.7%
                                     =====     =====        ====    =====

   Revenues

        Revenues increased approximately $4.6 million, or 18.5% and $9.4 million, or 13.6%, for the three- and nine-month periods, respectively, ended September 30, 1996 compared with the same periods in 1995. These increases for each 1996 period were primarily due to 47.3% and 58.6% respective increases in volumes of wastes collected and disposed at the Company's landfills. Revenues for each 1996 period compared to the same periods in 1995 increased $1.4 million and $3.2 million, respectively, from the impact of businesses acquired. These increases were achieved despite respective decreases of $1.2 million and $3.7 million in revenues from recyclable waste paper sales for the 1996 three- and nine-month periods compared to the same periods in 1995. Daily disposal volume at the Company's landfills rose to an average of more than 7,100 tons per day in the 1996 third quarter compared to an average of 4,800 tons per day in the corresponding period last year. The higher landfill volume was the result of increased volumes received from a disposal contract for a customer's Milwaukee collection operations, increased third party disposal volume, increased volumes of special waste streams from the Company's project-driven other integrated waste services and higher solid waste volumes from collection operations.

        The $1.2 million decrease in revenues in the third quarter of 1996 from sales of recyclable waste paper products was comprised of an over $1.6 million decrease in recycling revenues resulting from an 72% decline in prices received for these products compared to the third quarter of 1995, partially offset by a 25% increase in volumes of recyclable waste paper products processed and sold in the 1996 third quarter compared to the prior year period. The approximately $3.7 million decrease in revenues in the first nine months of 1996 from sales of recyclable waste paper products was comprised of an over $5.4 million decrease in recycling revenues resulting from a 73% decline in prices received for these products in the first nine months of 1996 compared to the first nine months of 1995, partially offset by a 30% increase in volumes of recyclable waste paper products processed and sold compared to the same period in 1995. The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. The Company believes that the adverse effects of the significant decline in recyclable waste paper products may mitigate in the 1996 fourth quarter since average resale prices had declined to levels similar to current resale prices by November 1995. The Company's recycling operations remained profitable during the third quarter of 1996 due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

        As of the date of this report, the Company has acquired businesses with expected annualized revenues of approximately $19 million during the course of 1996, approximately $15 million of which was consummated during the third and early fourth quarters of 1996. The Company expects its revenues and income from operations to increase in comparison to those reported historically as a result of the consummation of these transactions.

   Cost of Operations

        Cost of operations increased $2.2 million, or 17.0% and $4.7 million, or 12.8%, for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995. As a percentage of revenues, cost of operations remained relatively constant between the comparable periods. The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from additional products and services provided to new customers, including the operation of the new businesses acquired after September 30, 1995 and January 1, 1995, respectively.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $477,000, or 12.3% and $1.3 million, or 12.1%, for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995. As a percentage of revenues, SG&A decreased to 14.7% from 15.5% in the third quarter of 1996 compared to the third quarter of 1995 and to 15.8% from 16.0% in the first nine months of 1996 compared to the first nine months of 1995. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the businesses acquired.

   Depreciation and Amortization

        Depreciation and amortization increased $515,000, or 15.4% and $1.8 million, or 19.6%, for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and businesses acquired. As a percentage of revenues, depreciation and amortization decreased to 13.0% from 13.3% in the third quarter of 1996 compared to the third quarter of 1995 due to lower depletion costs at one of the landfills. The depletion costs were lower as additional disposal capacity was gained at one of the Company's landfills as a result of additional settlement and recompaction of the waste in a portion of the site. Depreciation and amortization increased to 14.2% from 13.5% in the first nine months of 1996 compared to the first nine months of 1995 reflecting the increase in disposal revenue as a percentage of total revenue which resulted in additional depletion costs, and also the depreciation of the additional assets of businesses acquired.

   Interest Expense

        Interest expense decreased $568,000, or 89.2%, and $1.7 million, or 76.5%, for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The reduction in interest expense was due primarily to the reduction in debt resulting from the application of a portion of the net proceeds from the Company's March 1996 initial public offering to repay indebtedness. Additionally, the Company benefitted from a lower overall interest rate on outstanding borrowings in 1996 as a result of the successful renegotiation of its revolving credit agreement in December 1995.

   Income Taxes

        The Company's effective tax rate remained fairly constant at 41.2% in the three months ended September 30, 1996 compared to 41.1% in the three months ended September 30, 1995. The Company's effective tax rate decreased to 41.2% for the first nine months of 1996 compared to 41.4% in the first nine months of 1995. The decrease was primarily the result of increased earnings which reduced the impact of the non-deductible amortization of intangibles related to businesses acquired.

   Liquidity and Capital Resources

        In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of Common Stock at a price of $11.50 per share. The $37.2 million of net proceeds to the Company from this offering after deduction of underwriting discounts and commissions and other offering expenses were used to reduce outstanding debt by $17.1 million. The remainder of the net proceeds has been and will continue to be used for potential future acquisitions, capital expenditures and working capital. The Company's balance sheet at September 30, 1996 reflected approximately $13.1 million in cash and cash equivalents compared to $1.4 million at December 31, 1995. Pending specific application, the Company has invested the unused net proceeds in short-term interest bearing securities.

        At September 30, 1996, the Company had approximately $4.1 million of long-term and short-term borrowings outstanding and approximately $2.3 million in letters of credit. At September 30, 1996, the ratio of the Company's long-term debt to total capitalization was 2% compared to 28.3% at December 31, 1995. The reduction was attributable to the use of the net proceeds from the March 1996 public offering and net cash flow from operations applied to further reduce outstanding indebtedness.

        Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. During 1996, the Company acquired eight solid waste businesses. The Company also acquired the remaining 50% equity interest in a joint venture owned by a subsidiary of the Company. Consideration for these acquisitions was $13.6 million in cash, $3.2 million in future payments or notes payable, and 15,015 shares of Common Stock. Although there can be no assurance that the Company will be able to complete successfully any acquisitions, the Company intends to fund any such future acquisitions through the use of cash, capital stock, assumption of indebtedness, future royalties and/or contingent payments. The cash required to fund any future acquisitions in 1996 will likely be provided from one or more of the following sources: remaining proceeds from the Company's initial public stock offering, cash flow from operations and/or borrowings under the Company's $50 million revolving credit facility (substantially all of which was currently available at September 30, 1996).

        Capital expenditures for the nine months ended September 30, 1996 were $12.6 million compared to $7.2 million for the nine months ended September 30, 1995 primarily due to increased spending for landfill expansions. Capital expenditures for the fourth quarter of 1996 are currently expected to be approximately $1.0 million. The Company intends to fund its remaining planned 1996 capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations for the nine months ended September 30, 1996 increased to $21.4 million from $17.2 million in the nine months ended September 30, 1995. The increase was primarily due to the $2.3 million increase in net income as well as the increase in depreciation and amortization of $1.8 million between 1995 and 1996.

        Net cash used in investing activities for the nine months ended September 30, 1996 increased to $25.9 million from $5.0 million for the nine months ended September 30, 1995. The increase was primarily due to $13.4 million of net cash payments for businesses acquired in the first nine months of 1996 compared to $1.6 million in the first nine months of 1995. Purchases of property and equipment increased $5.4 million to $12.6 million for the nine months ended September 30, 1996. The comparable period increase was also due to the absence in the fiscal 1996 nine-month period of $3.5 million proceeds from the 1995 sale of assets of discontinued operations. Proceeds from the sale of assets of discontinued operations in the first nine months of 1996 were $562,000.

        Net cash provided by financing activities in the nine months ended September 30, 1996 totaled $16.3 million, compared to net cash used in financing activities of $13.5 million in the nine months ended September 30, 1995. This increase reflected the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996, a significant portion of which was used to reduce the Company's outstanding debt.

   Seasonality

        The Company's results of operations tend to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as, the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. Also, certain operating and other fixed costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

                                     PART II


   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

             (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Superior Services, Inc.


   Date   November 14, 1996      By: /s/ George K. Farr
                                         George K. Farr
                                         Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX
                               Third Quarter 1996


   Exhibit Number      Exhibit Description

   27                  Financial Data Schedule