Form 10-K405
period 1996-12-31
SUPERIOR SERVICES INC
filed 1997-03-27
CIK 1005751

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996.

                                       OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.  For the transition period from __________ to
        __________.

                         Commission file number 0-27508

                             SUPERIOR SERVICES, INC.
                            (Exact name of registrant
                          as specified in its charter)

             Wisconsin                             39-1733405
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

       10150 West National Avenue, Suite 350
       Milwaukee, Wisconsin                         53227
    (Address of principal executive offices)      (Zip Code)
               offices)

   Registrant's telephone number,
     including area code:                         (414) 328-2800
   Securities registered pursuant
     to Section 12(b) of the Act:                 None
   Securities registered pursuant
     to Section 12(g) of the Act:                 Common Stock, $.01 par value;
                                                  Common Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes[X]                     No[  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997. (1)
   $325,464,869

   Number of shares outstanding of each of the classes of the registrant's capital stock as of March 15, 1997:

                Common Stock, $.01 par value:  17,485,140 shares

   ________________________
   (1) Excludes only shares held by continuing directors and officers of the registrant as set forth in the registrant's definitive proxy statement for its 1997 annual meeting of shareholders.


    PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

   Proxy Statement for 1997 annual meeting of shareholders (incorporated by reference into Part III, to the extent indicated therein).

                                     PART I

             Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of December 31, 1996.

                Special Note Regarding Forward-Looking Statements

             Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Item 1.   Business.

   General

             Superior Services, Inc. ("Superior" or the "Company") is a regional integrated solid waste services company providing solid waste collection, transfer, recycling and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Missouri, Illinois, Michigan and Iowa. The Company serves over 250,000 residential, commercial and industrial customers.

             As of December 31, 1996, Superior's solid waste operations consisted of seven Company-owned solid waste landfills, three managed third party landfills, twenty three solid waste collection operations, eleven recycling facilities and seven solid waste transfer stations. As of December 31, 1996, the Company had 12.6 million total cubic yards of remaining disposal capacity currently permitted at its Company-owned landfills and 43.4 million total cubic yards of potential additional disposal capacity in various stages of permitting. The Company's operating strategy emphasizes the integration of its solid waste collection and disposal operations and the internalization of waste collected. The Company also provides other integrated waste services, most of which are project-based, and many provide additional waste volumes to the Company's landfills and recycling facilities. These other integrated waste services include the remediation and disposal of contaminated soils and similar materials; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste.

             Superior's objective is to be one of the largest and most profitable fully integrated providers of solid waste collection and disposal services in each market it serves. The Company's strategy to achieve this objective is to (i) continue to expand its markets and enter new markets through the acquisition of other solid waste businesses;
   (ii) pursue internal growth opportunities in its current markets; and
   (iii) achieve continuing operating improvements in its business.
   Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. The Company is primarily focused on expanding the geographic scope and residential and commercial/industrial customer base of its solid waste collection and disposal operations. The Company believes that its reputation, strategy, culture and focus make it an attractive buyer to certain acquisition candi-dates. During 1996, the Company acquired and retained one mercury recycling business and twelve solid waste businesses, including two solid waste landfills and ten solid waste collection operations.

             On March 13, 1996, the Company completed its initial public offering of a total of 4,082,500 shares of its Common Stock, of which 3,532,500 shares were sold by the Company and 550,000 shares were sold by certain shareholders of the Company at a price of $11.50 per share. Of the net proceeds to the Company from the offering of approximately
   $37.2 million, approximately $17.1 million was used to further reduce the Company's outstanding indebtedness, with the remainder reserved for use for general corporate purposes, including potential future acquisitions, capital expenditures and working capital. On June 20, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering 2,500,000 shares of its Common Stock which may be issued by Superior from time to time in connection with the acquisition by the Company of businesses or properties. At December 31, 1996, 2,385,619 shares remained eligible for issuance under this registration statement. The shares issuable under this registration statement are generally freely tradeable by the recipient.

   Acquisition Program

             In recent years, the solid waste collection and disposal industry has undergone a period of significant consolidation and integration. The Company believes that this consolidation and integration has been caused primarily by three factors: (i) increasingly stringent environmental regulation and enforcement resulting in increased capital requirements; (ii) the inability of many smaller operators to achieve the economies of scale necessary to compete effectively with large integrated solid waste service providers; and (iii) the evolution of an industry competitive model which emphasizes providing both collection and disposal/recycling capabilities. Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, the Company believes the industry remains primarily regional in nature and highly fragmented and that there remain a substantial number of potential acquisition opportunities within the industry.

             The Company's three area Operating Vice Presidents, its Chief Executive Officer and its Chairman of the Board focus a substantial part of their time on identifying acquisition candidates and consummating acquisitions. During 1996, the Company expanded its senior management team to include a Vice President of Market Development who is responsible for directing the activities of eight full-time market development managers, five of whom were added to the Company's market development group in 1996.

             From the time the Company was formed in February 1993 through December 31, 1996, it has acquired and retained thirty one businesses. During 1996, the Company acquired and retained one recycling business and twelve solid waste businesses, including the Eau Claire County landfill and the West County landfill and ten solid waste collection businesses. The following table sets forth the Company's acquisitions completed and retained during 1996:

      Acquired company         Month  acquired       Principal      Location              Market area
                                                     business

   Wittstock Services, Inc.       March 1996        Solid waste    Dubuque, IA           Northeast
                                                    collection                           Iowa

   Arrow Disposal Service, Inc.   March 1996        Solid waste    Mequon, WI            Southeastern
                                                    collection                           Wisconsin


   Tom Kraemer Sanitation, Inc.   June 1996         Solid waste    St. Cloud, MN         Central
                                                    collection                           Minnesota

   Superior Lamp Recycling, Inc.  June 1996         Recycling      Port Washington, WI   Wisconsin


   DC Refuse Service & Recycling, June 1996         Solid waste    Sturgeon Bay, WI      Northeastern
   Inc.                                             collection                           Wisconsin

   All Waste Disposal, Inc.       August 1996       Solid waste    Milwaukee, WI         Southeastern
   (Rearload Commercial Routes)                     collection                           Wisconsin

   Vasko Rubbish Removal, Inc.    August 1996       Solid waste    St. Cloud, MN         Central
                                                    collection                           Minnesota

   Eau Claire County Landfill     September 1996    Solid waste    Eau Claire, WI        Northwest
   (Superior Seven Mile Creek                       landfill                             Wisconsin
   Landfill)                                                                             and Eastern
                                                                                         Minnesota
   West County Disposal, Ltd.     September 1996    Solid waste    Ballwin, MO           Eastern
   (Superior Oak Ridge Landfill)                    landfill                             Missouri

   Wilson Refuse, Inc.            October 1996      Solid waste    Maryland Heights, MO  Eastern
                                                    collection                           Missouri

   Peninsula Dump-All, Inc.       November 1996     Solid waste    Sturgeon Bay, WI      Northeastern
                                                    collection                           Wisconsin

   G.D. LaPlant Sanitation, Inc.  December 1996     Solid waste    Buffalo, MN           Central
                                                    collection                           Minnesota

   D&K Refuse and Recycling, Inc. December 1996     Solid waste    St. Cloud, MN         Central
                                                    collection                           Minnesota

             The Company's acquisition plan focuses on "hub and spoke" acquisitions in new markets. For example, the acquisition of the West County Landfill (now known as Superior Oak Ridge Landfill) in Ballwin, Missouri (approximately 15 miles southwest of St. Louis, Missouri) represented the acquisition of a disposal "hub" to allow Superior to service the metropolitan St. Louis service area. Consistent with the Company's growth philosophy of maximizing and controlling volumes to its landfills, after its acquisition of the West County Landfill Superior subsequently acquired two collection operations in the St. Louis market (one in September 1996 and one in January 1997 not reflected in the above table).

             In 1996, the Company also continued implementation of its market development plan for Minnesota by acquiring four collection operations in central Minnesota. The collection operations were integrated with the Superior FCR Landfill.

             The Company's acquisition program also focuses on "tuck in" acquisitions in its existing markets or the extension of its existing operations into contiguous markets. During 1996, the Company acquired two collection operations in the Milwaukee, Wisconsin market which added density to its existing operations in that market. In addition, the Company extended the geographic scope of its operations in northeast Wisconsin and southwest Wisconsin/northeast Iowa by the acquisition of collection companies in the Door County, Wisconsin and Dubuque, Iowa markets.

             There can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition. If the Company is successful in identifying and negotiating suitable acquisitions, there can be no assurance that any debt or equity financing necessary to complete the acquisition can be arranged on terms satisfactory to the Company or that any such financing will not significantly increase the Company's leverage or result in additional dilution to existing shareholders. Moreover, there can be no assurance that the Company will be able to integrate successfully any acquired business, or manage or improve the operating or administrative efficiencies or productivity of any acquired business. Failure by the Company to implement successfully its acquisition strategy will limit the Company's growth potential.

             The recent consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties and expense relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including particularly increased purchase prices. These circumstances may increase acquisition costs to levels beyond the Company's financial capability or pricing parameters or which, as to acquisitions made by the Company, may have an adverse effect on the Company's results of operations. Many of the Company's competitors for acquisitions are larger, better known companies with significantly greater resources than the Company. The Company also believes that a significant factor in its ability to consummate acquisitions will be the relative attractiveness of its Common Stock as an investment instrument to potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors.

   Current Operations

   Introduction

             The Company provides the following integrated waste services from its operating facilities in Wisconsin, Minnesota, Missouri, Illinois and the Upper Peninsula of Michigan. The Company operates solid waste collection operations, solid waste transfer stations, recycling facilities, Company-owned solid waste landfills and managed third party landfills. The Company also provides other integrated waste services, most of which are project-based and many provide additional waste volumes to the Company's landfills and recycling facilities. These other integrated waste services include the remediation and disposal of contaminated soils and similar materials; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste. Solid waste services have been and will remain the Company's core business.

             Superior markets its services principally through its facility managers and direct sales representatives under the direction of area sales managers. The company also obtains new customers from referral sources, reputation, and local print marketing. The Company has a diverse customer base, with no single customer accounting for more than 6% of the Company's revenues in 1996. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operation.

             Solid Waste Collection and Transfer

             The Company provides solid waste collection services to over 250,000 residential, commercial and industrial customers. The Company's collection operations are conducted generally within a 50-mile radius from its landfills or transfer stations. The Company contracts with local generators of solid waste and directs the waste to either its own landfill for disposal; to a third-party landfill; or, for additional handling at one of its transfer stations or recycling facilities. After compacting and/or separating at a transfer station, the Company directs the waste to either its own landfill or a third party landfill. During 1995 and 1996, approximately 83% and 81% respectively, of the solid waste collected by the Company was delivered for disposal at its own landfills. Solid waste collection and transfer services accounted for approximately 45% of the Company's revenues for 1996, including revenues from disposal services provided to customers of the Company's collection and transfer units, compared to approximately 48% in 1995.

             The Company's commercial and industrial collection services are generally performed under one-year to three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the waste collected, the distance to the disposal or processing facility and the cost of disposal or processing.

             Substantially all of the Company's municipal solid waste collection services are performed under contracts with municipalities. These contracts grant the Company exclusive rights to service all or a portion of the residential homes in a specified community or provide a central repository for residential waste drop-off. The Company had over - 240 municipal contracts in place as of December 31, 1996, compared to just over 200 as of December 31, 1995. No single municipal contract is individually material to the Company's results of operations. Municipal contracts in the Company's market areas are typically awarded, at least initially, on a competitive bid basis and usually range in duration from one to three years. Fees are based primarily on the frequency and type of service, the distance to the disposal or processing facility and the cost of disposal or processing. Municipal collection fees are usually paid either by the municipalities from tax revenues or through direct service
   charges to the residents receiving the service.   The Company also
   provides subscription residential collection services directly to households.

             The Company's transfer stations receive solid waste collected primarily from its various collection operations, compact the waste and transfer the waste to larger Company-owned vehicles for transport to land-fills. This procedure reduces the Company's costs by improving its utilization of collection personnel and equipment. During 1996, the Company constructed and began operations at a new transfer station in Lake Geneva, Wisconsin which is intended to service the southern Wisconsin and northern Illinois markets. Approximately 21% of the solid waste accepted for transfer at the Company's transfer stations in 1996 was from third parties compared to approximately 23% in 1995. The Company believes that each of its transfer stations has obtained all necessary permits and has been operated in compliance in all material respects with applicable environmental regulations.

             Recycling Services

             The Company also provides recycling services to customers. Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications. The Company operates eleven recycling facilities as part of its collection and transfer operations at which it processes, sorts and recycles paper products, certain plastics, glass, aluminum and tin cans and certain other items. The Company also operates a wood pallet recycling operation at its Fort Atkinson collection facility and curbside residential recycling programs in connection with its residential collection operations in many communities. As described below under "Other Integrated Waste Services," the Company also provides full container consumer product recycling services.

             The Company attempts to resell recycled waste products in the most commercially reasonable manner practicable and to pass on contractually a portion of the commodity pricing risk to its commercial and industrial clients. In April 1995, the Company entered into a five-year wastepaper purchase agreement with a national paper company pursuant to which the paper company agreed to purchase certain grades of recyclable wastepaper from the Company at above-market prices, subject to certain minimum floor resale pricing assurances. Under the terms of this agreement, the Company has the ability to sell up to all, but not less than 50%, of its supply of certain grades of recyclable wastepaper to such company. The Company believes these protections help mitigate some of the variability associated with the resale of its collected and recyclable wastepaper.

             During 1996, the Company processed an average of over 6,900 tons of recyclable paper and cardboard per month, compared to approximately 5,400 tons per month in 1995. The prices received by the Company for its recyclable wastepaper declined approximately 66% from 1995 to 1996. As a result of these price declines, revenues from the collection, processing and sale of recyclable waste products accounted for approximately 13% of the Company's revenues in 1996, compared to 15% in 1995.

             Solid Waste Landfill Disposal

             The Company owns and operates solid waste landfills in Wisconsin, Minnesota and Missouri. All of the Company's landfills include leachate collection systems, groundwater monitoring systems and active methane gas extraction and recovery systems. The Company's landfill facilities are designed and operated to meet federal, state and local regulations in all material respects and the Company believes each of its landfill sites meets or exceeds current applicable state and federal Subtitle D Regulations in all material respects. None of the Company's landfills is permitted to accept hazardous waste or is subject to disposal volume limitations, other than relating to the landfill's respective per-mitted capacity or hours of operation. In 1996, approximately 37% of the solid waste disposed of at the Company's landfills was delivered by the Company compared to approximately 54% in 1995, due to increased volumes from third party customers in 1996. Other customers are charged "tipping fees" based on the amount and type of solid waste deposited. The Company operates licensed bioremediation facilities at several of its landfills where the concentrations of volatile organic compounds in contaminated soils are reduced through microbial activities enhanced by pumping air through the soils. The bioremediated soils are then reused as cover material at the Company's landfills.

             The average daily volume of waste accepted for disposal at the Company's landfills increased from approximately 3,800 tons per day in 1995 to approximately 6,400 tons per day in 1996. Revenues from landfill disposal operations increased to approximately 22% of the Company's revenues in 1996 from approximately 16% of the Company's 1995 revenues, and does not include revenues from disposal services provided to customers of the Company's collection, transfer and other integrated waste services units. The increase in revenues from landfill disposal operations is due to increased volumes from a disposal contract for a customer's Milwaukee collection operations, increased volumes of special waste from the Company's project-driven other integrated waste services, increased third party disposal volume and higher solid waste volumes from its collection operations.

             The following table provides certain information with respect to Superior's seven owned and operated landfills as of December 31, 1996:


                                                                                     Approximate
               Landfill name and location           Month      Year    Permitted       total
                                                  acquired    opened   acreage(1)     acreage (1)

   Superior Cranberry Creek landfill,                 *        1986        34          1,060
     Wisconsin Rapids, WI (Central Wisconsin)

   Superior Valley Meadows landfill,                  *        1979        29            600(2)
     Fort Atkinson, WI (Southeastern Wisconsin)

   Superior Glacier Ridge landfill,              March 1993    1986        44            560
     Mayville, WI (Eastern Wisconsin)

   Superior Emerald Park landfill,                November     1994        35            340
     Muskego, WI (Milwaukee metropolitan area)      1993

   Superior FCR landfill,                         July 1994    1965        24            362(3)
     Buffalo, MN (Minneapolis metropolitan area)

   Superior Seven Mile Creek Landfill,            September    1978        37            160(4)
     Eau Claire, WI (Northwest Wisconsin)           1996

   Superior Oak Ridge Landfill,                   September    1975        126           180(5)
     Ballwin, MO (St. Louis metropolitan area)      1996
   _______________

   *    Acquired as part of the Company's original consolidation in 1993.

   (1) Permitted acreage represents the portion of the total acreage on which disposal cells have been constructed (including any that may have been filled or capped) or may be constructed based upon an approval issued by the regulatory agency generally authorizing the development of a landfill on the acreage. The portion of total acreage that is not currently permitted is not available for waste disposal.

   (2) Does not include approximately 80 acres currently subject to acquisition by the Company upon exercise of a purchase option.

   (3) Does not include approximately 40 acres currently subject to acquisition by the Company upon exercise of a purchase option.

   (4) Does not include approximately 80 acres currently subject to acquisition by the Company upon exercise of a purchase option.

   (5)  Includes approximately 125 acres leased by the Company.  See -
        "Superior Oak Ridge Landfill" and "Properties." Does not include approximately 58 acres subject to acquisition by the Company upon exercise of a purchase option.


             Superior Cranberry Creek Landfill. The Superior Cranberry Creek landfill is located northwest of Wisconsin Rapids, Wisconsin (Central Wisconsin). As of December 31, 1996, this landfill had approximately 1.51 million cubic yards of estimated remaining disposal capacity available, including 1.4 million cubic yards of disposal capacity under a vertical expansion which received final regulatory approval during 1996. A royalty of $2.3 million was paid to former owners during 1996 for this vertical expansion. For any horizontal expansion, a royalty amount of $0.40 per cubic yard, less associated expenses, is payable to the former owners, subject to a maximum of $2.0 million.

             Superior Valley Meadows Landfill. The Superior Valley Meadows landfill is located south of Fort Atkinson, Wisconsin (50 miles southwest of Milwaukee). As of December 31, 1996, this landfill had approximately 286,000 cubic yards of estimated remaining disposal capacity available. In November 1995, the Company filed its initial site report to add an additional 10.4 million cubic yards of horizontal expansion capacity adjacent to the current landfill. In March 1996, the Company filed a feasibility report in connection with the proposed expansion. The Company subsequently withdrew the feasibility report in order to supplement the report with additional information requested by the Wisconsin Department of Natural Resources. The Company is obligated to make cash royalty payments to the landfill's former owners for permitted expansions of the landfill. For any vertical expansion, a royalty amount of $2.00 per cubic yard, less associated expenses, is payable to the former owners. For any horizontal expansion, a royalty amount of $0.40 per cubic yard, less associated expenses, is payable to the former owners, subject to a maximum of $2.0 million.

             Superior Glacier Ridge Landfill. The Superior Glacier Ridge landfill is located south of Mayville, Wisconsin (40 miles northwest of Milwaukee). As of December 31, 1996, the Superior Glacier Ridge landfill had approximately 1.46 million cubic yards of estimated remaining disposal capacity available. In March 1994, the Company initiated horizontal and vertical expansion plans which would add approximately 2.3 million cubic yards of additional disposal capacity. A group of local citizens has filed a petition with the Wisconsin Department of Natural Resources for an administrative contested case hearing. The petition challenges the environmental feasibility of the proposed expansion. No royalty payments to the landfill's former owners are payable in connection with this expansion; however, any horizontal expansion into the adjacent 120-acre parcel of property acquired by the Company in 1993 will require the Company to pay to the property's former owner a royalty amount of $0.50 per cubic yard of permitted expansion, less land acquisition costs if the permitted expansion is less than 2.75 million cubic yards, up to a maximum of $1.0 million. The Superior Glacier Ridge landfill property also contains a licensed construction and demolition waste disposal landfill which has approximately 5,000 cubic yards of remaining airspace as of December 31, 1996. It is expected that this construction and demolition waste disposal landfill will close in mid 1997.

             Superior Emerald Park Landfill. The Superior Emerald Park landfill, which was newly opened in November 1994, is located in Muskego, Wisconsin (15 miles southwest of Milwaukee). As of December 31, 1996, this landfill had approximately 2.68 million cubic yards of estimated remaining disposal capacity available. In September 1995, the Company initiated the permitting process for an estimated 24.7 million cubic yard vertical and horizontal expansion at this landfill. The Company is obligated to make royalty payments of $0.40 per cubic yard of permitted expanded capacity, less associated expenses, to the former owners of this landfill. Certain of such royalty payments are payable in shares of Common Stock.

             Superior FCR Landfill. The Superior FCR landfill is located in Buffalo, Minnesota (50 miles northwest of Minneapolis). As of December 31, 1996, the landfill had approximately 961,000 cubic yards of estimated re-maining disposal capacity available including 650,000 cubic yards of disposal capacity under a vertical expansion which received final regulatory approval in July 1996. In connection with this expansion, the Company is obligated to make royalty payments to the landfill's former owners of $0.80 per cubic yard of permitted expansion, less associated expenses, plus royalty payments equaling approximately 5% of the gross revenues generated from the expanded capacity. In June 1996, the Company began the permitting process for a 6 million cubic yard vertical and horizontal expansion. The Company is also obligated to make additional royalty payments to the landfill's former owners for the proposed horizontal expansion and for other additional potential future horizontal expansions.

             Superior Oak Ridge Landfill. The Superior Oak Ridge landfill is located in Ballwin, Missouri (15 miles southwest of St. Louis). The landfill was acquired in 1996 as the Company's entry into the St. Louis, Missouri solid waste market. See "Acquisition Program." As of December 31, 1996, the landfill had approximately 3.5 million cubic yards of estimated remaining disposal capacity available. Approximately 125 acres occupied in connection with landfill activities is leased from a third party. Under the terms of the lease, the Company pays the property owner monthly rental equal to the greater of 3% of the landfill's gross operating receipts or $3,650. The Company is obligated to pay additional purchase price to the landfill's former owner in the event the Company receives necessary permits and approvals to expand the site. The amount of additional purchase price varies between $0.50 and $1.25 per cubic yard, depending upon the volume of additional approved airspace. A portion of the additional purchase price is payable in shares of Common Stock.

             Superior Seven Mile Creek Landfill. The Superior Seven Mile Creek landfill is located east of Eau Claire, Wisconsin (70 miles east of Minneapolis/St. Paul). The Company acquired the landfill from Eau Claire County in September 1996. The privatization of the landfill provides the Company with disposal capacity to service the northwest Wisconsin and eastern Minnesota markets. As of December 31, 1996, the landfill had approximately 2.16 million cubic yards of estimated disposal capacity available.

             All of these potential landfill expansion plans are in varying stages of planning and development. The permitting process is lengthy, difficult and expensive, and is often subject to substantial uncertainty and there can be no assurance that any such permits will be granted.

             Management of Third Party Landfills

             As of December 31, 1996, the Company managed two biosolid captive monofills owned by large paper companies and one county-owned municipal solid waste landfill. A monofill is a landfill which only accepts one type of waste. One of the monofills is located in Brokaw, Wisconsin and is managed under a two-year waste hauling and landfill operation agreement that expires in May 1998. The other monofill is located in Quinnesec, Michigan and is managed under an agreement which was extended in 1996 so that it now expires in July 1999. The Company also operates the Portage County municipal solid waste landfill in Central Wisconsin under an agreement that expires in December 1997. These management contracts are not individually or in the aggregate material to the Company's results of operations.

             Other Integrated Waste Services

             In order to provide integrated solid waste services to a wide range of customers, Superior provides a variety of other integrated waste services, most of which are project-based and many provide additional waste volumes to the Company's landfills and recycling facilities. These services include the remediation and disposal of contaminated soils and similar materials; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste. Revenues from these other integrated waste services constituted approximately 20% of the Company's revenues in 1996, compared to approximately 21% in 1995.

             The Company's project-based remediation services involve the removal and transportation of contaminated soil from environmental remediation projects for disposal at the Company's landfills in compliance with applicable regulations. The Company also provides value-added services to bioremediate contaminated soils at its landfills prior to final disposal. After excavation, the Company uses nutrients and micro-organisms to naturally remove or reduce contaminants from contaminated soil before disposing of the remediated soils in its landfills or using the remediated soils in landfill construction. The Company's environmental field services, which are provided principally to industrial clients in Wisconsin, include the containment and cleanup of actual and threatened releases of hazardous materials into the environment on both a planned and an emergency response basis. These services include cleanout of wastewater treatment tanks, cleanup of abandoned oil recycling facilities, cleanup and demolition of manufacturing facilities and removal and remediation of underground storage tanks. The Company is the primary standby provider of environmental emergency spill response services to the WDNR in Eastern and Central Wisconsin.

             The Company's wastewater biosolids operations consist principally of the removal, transportation, storage and beneficial reuse through land application of industrial and municipal nonhazardous wastewater biosolids. The Company contracts with municipalities, paper mills and food processing plants to remove, transport and dispose of both municipal and industrial wastewater biosolids. In most cases, municipalities or industrial processors have on-site wastewater treatment facilities which pretreat and concentrate biosolid wastes prior to removal and reuse. In other cases, the Company will transport a generator's wastewater biosolids from holding tanks or lagoons to a third party wastewater treatment facility. Land application is generally limited by state regulations to six months out of the year in Wisconsin. Consequently, the Company constructed a 1 million gallon permitted wastewater biosolid storage tank in which it stores certain liquid and biosolid wastes until they can be land applied during the spring and fall.

             The Company operates a full container consumer products recycling facility at its Fort Atkinson, Wisconsin location. This operation separates and removes off-specification food and other nonconforming consumer products from their containers; crushes, cleans, collects and resells the recyclable containers; and collects, stores and reuses the liquid and solid contents of the food or other products as organic fertilizer.

             The Company provides nonhazardous "special" waste and hazardous waste (including household hazardous waste) services, transportation and temporary storage services to industrial clients principally in Wisconsin. Nonhazardous special waste is solid waste that generally is not allowed to be landfilled because it contains excess liquids or is otherwise desired by the client to be specially handled and manifested for record keeping purposes. The Company provides its hazardous waste services principally from its fully-permitted temporary storage facility ("TSF") located in Port Washington, Wisconsin (approximately 25 miles north of Milwaukee). Hazardous waste collected by the Company is transported to third party treatment or disposal facilities which have been selected by the customer in virtually all cases. The Company also reclaims mercury at its TSF from discarded mercury-containing items such as utility meters, fluorescent lights and thermometers. The Company does not typically take title to collected hazardous waste nor does it handle or accept radioactive wastes, explosives, certain poisons, certain PCBs and certain other types of hazardous wastes. The Company does not own or operate, or intend to own or operate, a hazardous waste disposal facility. Revenues from hazardous waste transportation and temporary storage services accounted for less than 5% of the Company's revenues in 1995 and less than 4% of the Company's revenues in 1996.

   Competition

             The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry is currently dominated by four large national waste companies, WMX Technologies, Inc., Browning-Ferris Industries, Inc., USA Waste Services, Inc. and Allied Waste Industries, Inc. (which recently acquired the solid waste operations of Laidlaw Waste Systems, Inc.). The Company also competes with a number of regional and local companies.

             Superior competes for landfill disposal business primarily on the basis of disposal fees, geographical location and quality of operations. The Company's ability to obtain landfill disposal volume may be limited by the fact that some major collection companies also own or operate their own landfills in the Company's market areas, to which they send their waste. The Company also competes, to a lesser extent, with certain municipalities that maintain their own solid waste disposal operations. These municipalities may have certain advantages over the Company in financing their operations due to the availability of tax revenues and tax-exempt financing and there can be no assurance that the Company can compete successfully against such municipalities.

             The Company competes for collection and recycling accounts primarily on the basis of price and quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for the Company's services or the loss of business. The Company provides substantially all of its residential collection services under municipal contracts. As is generally the case in the industry, these contracts are subject to peri-odic competitive bidding. There can be no assurance that the Company will be the successful bidder to obtain or retain these contracts.

             Incineration of solid waste is not currently a significant disposal alternative in Wisconsin, but may be in other states which the Company enters.

   Employees

             At December 31, 1996, the Company employed approximately 890 full-time employees. Three employees of one of the Company's subsidiaries are members of a collective bargaining unit. These employees are not yet covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

   Regulation

        Introduction

             The Company is currently subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of the Company's operations but also are related directly to the demand for many of the services offered by the Company.

             The regulations affecting the Company are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. The Company believes that it is currently in substantial compliance with applicable federal, state and local laws, permits, orders and regulations. The Company believes there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, the Company attempts to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

             In order to develop and operate a landfill, a biosolid storage facility, a transfer station, most other solid waste facilities or a hazardous waste TSF, the Company must typically go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

             The Company's operating facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the Company's expansion of its existing or any newly acquired landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. In the ordinary course of its landfill, transfer station and TSF operations, the Company has from time to time received notices from regulatory authorities that its operations may not be in compliance with certain applicable environmental laws and regulations. Upon receipt of any notices, the Company generally cooperates with the authorities in an attempt to resolve the issues raised by such notices and pays the agreed upon fine or penalty. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations, fines and penalties or even closure of a landfill or other facility.

             In order to transport waste, it is necessary for the Company to possess one or more permits from state or local agencies. These permits also must be periodically renewed and are subject to modification and revocation by the issuing agency.

             The principal federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

        The Resource Conservation and Recovery Act of 1976

             RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Wastes that are generally classified as nonhazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most nonhazardous industrial waste products.

             The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C regulations provide standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. Subtitle C imposes detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, facility closure, post-closure and financial responsibilities. These regulations require the Company's TSF to demonstrate financial assurance for sudden and nonsudden pollution occurrences. Financial assurance for future closure and post-closure expenses must also be maintained. The Company believes that its hazardous waste transportation activities and its TSF comply in all material respects with the applicable requirements of Subtitle C of RCRA.

             In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Grou-ndwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Wisconsin, Minnesota, Missouri and various states into which the Company may enter have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Since the Company's operating landfills are believed by the Company to be in compliance in all material respects with the strict WDNR, Minnesota Pollution Control Agency, and Missouri Department of Natural Resources regulations, the Company believes that all of its present landfill operations meet or exceed the Subtitle D Regulations in all material respects.

        The Federal Water Pollution Control Act of 1972

             The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If runoff or collected leachate from the Company's landfills or transfer stations is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs. In those instances where the Company's applications for discharge permits are pending and a final discharge permit has not been issued, the Company believes it is in substantial compliance with the applicable substantive standards set by Wisconsin, Minnesota, Missouri, and adjacent states in its market areas in administering the Clean Water Act.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980

             CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

             CERCLA requires the EPA to establish an NPL of sites at which hazardous substances have been or are threatened to be released into the environment and which require investigation or cleanup. As one of the sellers' conditions to the Company's March 1993 acquisition of the Superior Glacier Ridge landfill, Superior was required to accept the transfer of an adjacent closed landfill listed on the NPL.

        The Clean Air Act

             The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has proposed new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos containing materials.

             Some of the federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes.

        The Occupational Safety and Health Act of 1970

             The Occupational Safety and Health Act of 1970, as amended ("OSHA"), authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of those pro-mulgated standards, including standards for notices of hazards, safety in excavation and the handling of asbestos, may apply to certain of the Company's operations. OSHA regulations set forth requirements for the training of employees handling, or who may be exposed in the workplace to, concentrations of asbestos-containing materials that exceed specified action levels. The OSHA regulations also set standards for employee protection, including medical surveillance, the use of respirators, protective clothing and decontamination units, during asbestos demolition, removal or encapsulation as well as its storage, transportation and disposal. In addition, OSHA specifies a maximum permissible exposure level for airborne asbestos in the workplace. The Company has no direct involvement in asbestos removal or abatement projects. However, asbestos-containing waste materials are accepted at certain of the Company's landfills that are authorized to accept such materials, and some of the Company's collection businesses receive asbestos-containing waste materials which have already been packaged and labeled. These packages are loaded onto the Company's vehicles by employees of the asbestos abatement contractors for transportation to and disposal at the Company's authorized landfills. Accordingly, OSHA regulations designed to minimize employees' exposure to airborne asbestos fibers and provide employees with proper training and protection generally apply to the Company's operations in the transportation and handling of the asbestos waste. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of the packaged asbestos-containing materials during transportation or landfill disposal.

        State and Local Regulations

             Each state in which the Company currently operates, or may operate in the future, has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and other solid and hazardous waste management facilities. In addition, many states including Wisconsin, Missouri and Minnesota, have programs that require investigation and clean up of sites containing hazardous materials in a manner comparable to CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some pro-vide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting the Company's operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities. In the past, municipalities have enacted flow control provisions that direct the delivery of solid wastes to specific facilities, or ban or otherwise restrict the movement of solid wastes into, or out of, a municipality or state. While such measures have been previously held to be unconstitutional by the United States Supreme Court, there are several bills were proposed in previous sessions of Congress which, if enacted as law, would authorize states or municipalities to impose some form of flow control. Any such legislation could limit the Company's ability to route waste in the most profitable manner. Currently, the only flow control provisions applicable to the Company's operations are "designation ordinances" enacted by several counties in the metropolitan Minneapolis-St. Paul area which mandate that most municipal solid wastes generated in those counties must be disposed of at facilities owned and operated by the counties. These ordinances, which have recently been declared to be unconstitutional by the Federal District Court, restrict the transportation of certain wastes from the Minneapolis-St.
   Paul area to the Company's FCR landfill in Buffalo, Minnesota.

             The permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may (i) limit a landfill to accepting waste that originates from a specified geographic area; (ii) specify the quantity of waste that may be accepted at the landfill during a given time period; and/or (iii) specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it is generally necessary to renew the permit periodically.

             There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and to provide waste recycling and limit or prohibit the disposal of certain types of solid wastes, such as yard wastes, in landfills. The Wisconsin solid waste laws, for example, have for several years prohibited the landfilling of lead acid batteries, major appliances, waste oil and yard waste. On January 1, 1995, Wisconsin substantially limited the landfilling of certain plastic, aluminum, glass and steel containers, newsprint and magazines, foam polystyrene packaging, office paper and waste tires. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills has reduced the volume of waste disposed of by the Company's continuing customers. The Company has responded to these trends by increasing its emphasis on providing recycling services to its customers.

   Item 2.   Property

             The Company owns solid waste landfills, solid waste collection operations, recycling facilities, solid waste transfer facilities, a TSF and other operating facilities in Wisconsin, Missouri, Illinois, Michigan and Minnesota. The Company leases its executive offices in suburban Milwaukee under a lease expiring in 1998. The Company also leases an office in Fond du Lac, Wisconsin under a seven-year lease and leases several other offices and truck maintenance facilities, each under short term leases of one year or less. The Company also leases approximately 125 acres of property occupied by its Superior Oak Ridge landfill in Ballwin, Missouri. See - "Superior Oak Ridge Landfill." All of the real estate owned by the Company provides collateral for the Company's revolving bank credit facility. See Note 6 of Notes to Consolidated Financial Statements. The Company believes that its existing facilities are generally adequate for its current needs and requirements.

             The Company has numerous waste collection vehicles, trucks and other equipment used in the removal, transportation and disposal of wastewater biosolids and numerous bulldozers, compactors, earthmovers and related heavy equipment and vehicles used in landfill operations.

   Item 3.   Legal Proceedings

             In January 1994, two of the Company's subsidiaries were named by the Wisconsin Department of Natural Resources ("WDNR") as potentially responsible parties ("PRPs") as a result of their use of a closed landfill. The closed landfill was identified by the WDNR to have caused groundwater contamination, including the contamination or potential contamination of local drinking water wells. The Company's subsidiaries, along with most of the other PRPs, agreed to a settlement with the WDNR, which was approved by the United States District Court in August 1996. In addition, the subsidiaries were named as defendants in a suit commenced in state court by a group of residents living in the vicinity of the landfill which suit alleged that private drinking water wells have been contaminated by the release of pollutants from the site. In 1996, the subsidiaries and most of the other defendants in the private party lawsuit agreed to the terms of a settlement with the plaintiffs. The settlements with the WDNR and the plaintiffs in the private lawsuit resolve the subsidiaries' liability relating to the site. The subsidiaries' general liability insurance carriers which provided coverage during the relevant periods and the former shareholders of the subsidiaries paid the full amount of the subsidiaries' share of the settlements.

             In connection with its acquisition of the Superior Glacier Ridge landfill in March 1993, the Company was required by the seller to accept the transfer of an adjacent closed landfill that is listed on the National Priority List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the con-tamination at the site and the PRPs have submitted a feasibility study to the United States Environmental Protection Agency ("EPA") and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of December 31, 1996, the estimated one-time capital cost for the additional extraction wells was $107,000, and the estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system was $90,000. The operating duration of the proposed remedial actions is uncertain, but could be 30 years or longer. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation. Since December 1995, certain other PRP's have joined into the settlement agreement. Under the settlement agreement two generator PRPs agreed to contribute a total of 38% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the former owners of the closed landfill. The seller of the Superior Glacier Ridge landfill has agreed to indemnify the Company against up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs that the Company may incur as a PRP. The seller's potential indemnification obligation is collateralized currently by 248,552 shares of Common Stock held in escrow. Additionally, the Company has established specific financial reserves which it believes are adequate to cover the estimate of the identified remediation costs which may exceed the amount indemnified. However, there can be no assurance that the Company's ultimate financial obligations related to this remediation will not exceed its reserves, which could have a material adverse effect on the Company's results of operations and financial condition.

             The Company's 1993 federal income tax return is currently the subject of an Internal Revenue Service audit.

             The Company is also a party to various legal proceedings arising in the ordinary course of its businesses. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or results of operations. In the normal course of its businesses, and as a result of the extensive government regulation of the solid waste services industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local governmental agencies. From time to time the Company also may be subjected to actions brought by citizens groups in connection with the permitting of landfills or transfer stations (see "Solid waste Disposal - Superior Glacier Ridge Landfill"), or alleging violations of the permits pursuant to which the Company operates. The Company also may be subject to claims for personal injury or property damage arising out of accidents involving its vehicles or at its facilities.

   Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                     PART II

   Item 5.   Market for the Company's Common Equity and Related Stockholder
             Matters

             The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SUPR". The following table sets forth the range of high and low last sale prices for the Common Stock for the period from March 8, 1996, the date of its initial public stock offering, through December 31, 1996. The prices below may reflect interday trading prices and may include intradealer prices without retail mark up, mark down, or commission and may not reflect actual transactions.


                                                   High        Low
   1996

   First quarter ended March 31, 1996
     (from March 8, 1996)                            $15     $12 3/4
   Second quarter ended June 30, 1996                $19     $12 3/4
   Third quarter ended September 30, 1996        $17 3/4     $13 1/4
   Fourth quarter ended December 31, 1996        $20 1/2     $15 1/2


             At March 10, 1997, there were approximately 240 shareholders of record of the Company's common stock and, based on security position listings, the Company believes it has in excess of 2,800 beneficial owners.

             The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends. In addition, the Company's credit facility prohibits the payment of cash dividends on its Common Stock. It is the Company's intention to retain earnings to finance the expansion of its business.

   Item 6.   Selected Consolidated Financial and Operating Data

             The following table presents selected consolidated statement of operations, balance sheet and other operating data of the Company for the periods presented. The following selected financial and operating data were derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto at December 31, 1995 and 1996 and for the three years in the period ended December 31, 1996 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Years ended December 31,(1)

                                                             1992        1993         1994         1995          1996
    Statement of Operations Data:                                       (in thousands, except per share amounts)

      Revenues  . . . . . . . . . . . . . . . . . . . . . . $44,943     $67,304      $76,297      $92,592      $109,659

      Cost of Operations  . . . . . . . . . . . . . . . . .  28,430      39,262       46,417       49,133        57,187

      Selling, general and administrative expenses  . . . .   8,425      12,106       15,054       15,013        17,272

      Depreciation and amortization . . . . . . . . . . . .   4,131       6,180        9,488       12,704        15,511
                                                            --------    --------     --------     --------     --------
      Operating income from continuing operations . . . . .   3,957       9,756        5,338       15,742        19,689

      Interest expense  . . . . . . . . . . . . . . . . . .  (1,293)     (1,531)      (2,245)      (2,829)         (654)

      Other income  . . . . . . . . . . . . . . . . . . . .     165         228           27          610         1,017

      Income from continuing operations before income taxes   2,829       8,453        3,120       13,523        20,052

      Income taxes(2) . . . . . . . . . . . . . . . . . . .   1,431       3,343        1,389        5,609         8,271
                                                             -------     --------    --------     --------      -------
      Income from continuing operations(2)  . . . . . . . .   1,398       5,110        1,731        7,914        11,781

      Income (loss) from discontinued operations, net of
        income tax(3) . . . . . . . . . . . . . . . . . . .     108          56       (5,735)        (329)           --
                                                              -------    --------     --------     --------      ------
      Net income (loss)(2)                                   $1,506      $5,166      $(4,004)      $7,585       $11,781
                                                              =======    ========     ========     ========      ======
      Earnings per share from continuing operations(2)        $0.18       $0.42        $0.13        $0.59         $0.72
                                                              =======    ========     ========     ========      ======
      Earnings (loss) per share(2)                            $0.19       $0.42       $(0.30)       $0.56         $0.72
                                                              =======    ========     ========     ========      ======
      Weighted average shares outstanding . . . . . . . . .   7,921      12,213       13,534       13,474        16,444

    Other Operating Data:

      EBITDA(4) . . . . . . . . . . . . . . . . . . . . . .  $8,088     $15,936      $14,826      $28,446       $35,200

                                                                                 December 31,
                                                               1992        1993         1994         1995          1996

    Balance Sheet Data:                                                         (in thousands)

      Cash and cash equivalents . . . . . . . . . . . . . .    $971      $3,022       $2,034       $1,373       $16,389

      Working capital (deficiency)  . . . . . . . . . . . .  (4,391)      8,906       12,818        4,710        17,026

      Property and equipment, net . . . . . . . . . . . . .  31,259      76,546       80,592       81,026       106,960

      Total assets  . . . . . . . . . . . . . . . . . . . .  47,273     116,398      126,785      122,763       175,806

      Long-term debt, net of current maturities . . . . . .  10,382      27,388       35,794       20,168         1,388

      Series A convertible preferred stock  . . . . . . . .     ---      15,000       15,000       15,000           ---

      Total common shareholders' investment . . . . . . . .   8,185      32,922       29,331       36,002       103,868
   ____________
   (1)  All financial data for periods ending prior to and on December 31,
        1994 have been restated to reflect separately the results of discontinued operations.

   (2) Substantially all of the Company's predecessors were S Corporations for federal and state income tax purposes through December 31, 1992.
        As a result, the responsibility for the Company's income taxes for 1992 was passed through to its shareholders rather than being a corporate responsibility. Income taxes, income from continuing operations, net income and earnings per share for 1992 reflect income tax expense on a pro forma basis as if the Company was a C
        Corporation.

   (3) Includes estimated losses on disposition of discontinued operations, net of income taxes of $5,042,000 and $329,000 for 1994 and 1995, respectively.

   (4) EBITDA is defined as operating income from continuing operations, plus depreciation and amortization.



   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   General

             Superior provides solid waste collection, transfer, recycling and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, Michigan and Missouri. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of December 31, 1996, solid waste operations consisted of seven Company-owned solid waste landfills, three managed third party landfills, twenty three solid waste collection operations, eleven recycling facilities and seven solid waste transfer stations.

             As described more fully below, revenues for the periods presented were comprised of fees received for the following services:



                                        1994        1995        1996

   Collection                            54%         48%         45%
   Disposal                              18%         16%         22%
   Recycling                              5%         15%         13%
   Other integrated waste services       23%         21%         20%
                                       -----       -----       -----
                                        100%        100%        100%
                                       =====       =====       =====

             The Company's strategy for future revenue growth anticipates an accelerated acquisition program and continued internal growth.

   Results of Operations

        Overview

             In 1996, revenues increased 18.4% to $109.7 million compared to $92.6 million in 1995 due primarily to increased volumes of waste received at the Company's landfills. Income from continuing operations increased 48.9% to $11.8 million in 1996 from $7.9 million in 1995. Earnings per share from continuing operations increased 22.0% to $0.72 for 1996 from $0.59 per share for 1995. The weighted average number of common and common equivalent shares outstanding were 16.4 million for 1996 and 13.5 million for 1995.

             The following table sets forth for the years indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:


                                                                                                        Period-to-Period
                                                         Percentage Relationship                            Change
                                                           to Total Revenues                              Years Ended
                                                          Years Ended December 31,                        December 31,

                                                                                                   1995 vs.       1996 vs.
                                                        1994           1995           1996           1994           1995
    Revenues                                           100.0%         100.0%         100.0%          21.4%        18.4%

    Cost of operations                                   60.9           53.1           52.1           5.8%        16.4%

    Selling, general and administrative expenses         19.7           16.2           15.8           0.0%        15.0%

    Depreciation and amortization                        12.4           13.7           14.1          33.9%        22.1%
                                                         ----           ----           ----          ----         ----
    Operating income from continuing operations           7.0           17.0           18.0         195.0%        25.1%

    Interest expense                                     (2.9)          (3.0)          (0.6)         26.0%       (76.9%)

    Other income                                           --            0.6            0.9       2,159.2%        66.7%
                                                         ----           ----           ----       --------        -----
    Income from continuing operations before              4.1           14.6           18.3         333.4%        48.3%
    income taxes

    Income taxes                                          1.8            6.1            7.6         303.8%        47.5%
                                                         ----           ----          -----        -------        -----

    Income from continuing operations                    2.3%           8.5%          10.7%         357.1%        48.9%
                                                         ====           ====          =====        =======        =====
        Revenues



             Revenues increased approximately $17.1 million, or 18.4%, to $109.7 million in 1996 from $92.6 million in 1995. This increase was attributable primarily to a 66.6% increase in volumes of wastes collected and disposed at the Company's landfills. Revenues for 1996 compared to 1995 increased $7.6 million from the impact of businesses acquired. These increases were achieved despite a decrease of $3.8 million in revenues from recyclable waste paper sales for 1996 compared to 1995. Daily disposal volume at the Company's landfills rose to an average of almost 6,400 tons per day in 1996 compared to an average of 3,800 tons per day in 1995. The higher landfill volume was the result of increased volumes received from a disposal contract for a customer's Milwaukee collection operations, increased volumes of special waste streams from the Company's project-driven other integrated waste services, increased third party disposal volume and higher solid waste volumes from its collection operations. The Company expects to continue to increase disposal volumes in 1997, but at a somewhat slower rate of growth.

             The $3.8 million decrease in revenues in 1996 from sales of recyclable waste paper products was comprised of an over $5.6 million decrease in recycling revenues resulting from a 66% decline in prices received for these products compared to 1995, partially offset by a 28% increase in volumes of recyclable waste paper products processed and sold
   in 1996 compared to 1995.   The resale prices of, and demand for,
   recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. The Company believes that the adverse effects of the significant decline in recyclable waste paper products will mitigate in 1997 since average resale prices are expected to be similar to 1996 levels. The Company's recycling operations remained profitable 1996 due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers. Recycling as a percentage of total revenue decreased to 13% in 1996 from 15% in 1995 as a result of the decreased prices received for recyclable waste paper products. An increase in disposal revenue as a percentage of total revenue from 16% in 1995 to 22% in 1996 should result in a more stable revenue base less affected by changing market conditions for recyclables.

             The Company acquired businesses with expected annualized revenues of approximately $21 million during the course of 1996, with the majority of the businesses acquired in late third quarter and early fourth quarter. The Company expects its revenues and income from operations to increase in 1997 in comparison to those reported historically as a result of the consummation of these transactions.

             Revenues increased approximately $16.3 million, or 21.4%, to $92.6 million in 1995 from $76.3 million in 1994. This increase was attributable primarily to the impact of businesses acquired, a significant increase in the volumes and prices received for recyclable waste products, primarily wastepaper, the opening of the Superior Emerald Park landfill in November 1994, the impact of increased collection and disposal volumes resulting from new municipal and commercial contracts, and price increases for the Company's environmental remediation and wastewater biosolids project-related services resulting from its implementation of an improved job costing system.

        Cost of Operations

             Cost of operations increased $8.1 million, or 16.4% for 1996 compared to 1995. As a percentage of revenues, cost of operations improved to 52.1% from 53.1% in 1995. The decrease in cost of operations as a percentage of revenues resulted primarily from cost efficiencies generated from vertical expansions at two of the Company's landfills. The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from additional products and services provided to new customers, including the operation of the new businesses acquired after January 1, 1996.

             Cost of operations increased $2.7 million, or 5.8%, for 1995 compared to 1994. As a percentage of revenues, cost of operations improved to 53.1% in 1995 from 60.9% in 1994. This improvement was the result of the sale of non-profitable operations, cost controls including the Company's full implementation of its improved job costing system used to manage its project-based other integrated waste services, a change in the mix of project-related other integrated waste services to higher margin services and new customer contracts.

        Selling, General and Administrative Expense ("SG&A")

             SG&A increased $2.3 million, or 15.0%, for 1996 compared to 1995. As a percentage of revenues, SG&A decreased to 15.8% in 1996 from 16.2% in 1995. The percentage decline in SG&A was due to the significant increase in disposal revenues without a need to correspondingly increase SG&A support functions. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the businesses acquired.

             SG&A remained constant at $15.0 million in both 1995 and 1994, and decreased as a percentage of revenues to 16.2% in 1995 from 19.7% in 1994. The percentage decline in SG&A was due to cost and workforce reductions and operational consolidations.

        Depreciation and Amortization

             Depreciation and amortization increased $2.8 million, or 22.1%, for 1996 compared to 1995, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and businesses acquired. As a percentage of revenues, depreciation and amortization increased to 14.1% in 1996 compared to 13.7% in 1995, reflecting the increase in disposal revenue as a percentage of total revenue which resulted in additional depletion costs, and also the depreciation and amortization of the additional assets of businesses acquired.

             Depreciation and amortization increased by $3.2 million, or 33.9%, for 1995 compared to 1994 primarily as a result of the full year effect of airspace depletion at the Superior Emerald Park and Superior FCR landfill sites and the depreciation and amortization of the additional assets of businesses acquired during 1994 and 1995.

        Interest Expense

             Interest expense decreased $2.2 million, or 76.9%, for 1996 compared to 1995. Interest expense as a percentage of revenues was 0.6% in 1996 compared to 3.0% in 1995. The reduction in interest expense was due to the application of a portion of the net proceeds from the Company's March 1996 initial public offering to repay indebtedness. Additionally, the Company benefitted from a lower overall interest rate on outstanding borrowings in 1996 as a result of the successful renegotiation of its revolving credit agreement in December 1995.

             Interest expense increased $584,000 to $2.8 million in 1995 from $2.2 million in 1994. Interest expense as a percentage of revenues was 3.0% in 1995 compared to 2.9% in 1994. This increase was due to higher interest rates paid by the Company on its outstanding indebtedness, the allocation of interest expense to its discontinued operations in 1994 and the capitalization of $332,000 of interest during the 1994 construction phase of its Emerald Park landfill.

        Income Taxes

             The Company's effective tax rate decreased to 41.2% for 1996 compared to 41.5% in 1995 and 44.5% in 1994. The decreases were primarily the result of increased earnings which reduced the impact of the non-deductible amortization of intangibles related to businesses acquired.

   Liquidity and Capital Resources

             In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of Common Stock at a price of $11.50 per share. The $37.2 million of net proceeds to the Company from this offering after deduction of underwriting discounts and commissions and other offering expenses were used to reduce outstanding debt by $17.1 million. The remainder of the net proceeds has been and will continue to be used for potential future acquisitions, capital expenditures and working capital. The Company's balance sheet at December 31, 1996 reflected approximately $16.4 million in cash and cash equivalents compared to $1.4 million at December 31, 1995. Pending specific application, the Company has invested the unused net proceeds in short-term interest bearing securities.

             At December 31, 1996, the Company had approximately $2.6 million of long-term and short-term borrowings outstanding and approximately $2.3 million in letters of credit. At December 31, 1996, the ratio of the Company's long-term debt to total capitalization was 1.3% compared to 28.3% at December 31, 1995. The reduction was attributable to the use of the net proceeds from the March 1996 public offering and net cash flow from operations applied to further reduce outstanding indebtedness.

             Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. During 1996, the Company acquired twelve solid waste businesses, including two landfills. The Company also acquired the remaining 50% equity interest in a joint venture owned by a subsidiary of the Company. Consideration for these acquisitions was $15.3 million in cash (net of cash acquired), $8.3 million in future payments or notes payable, and 114,381 shares of Common Stock. Although there can be no assurance that the Company will be able to complete successfully any acquisitions, the Company intends to fund any such future acquisitions through the use of cash, capital stock, assumption of indebtedness, future royalties and/or contingent payments. The cash required to fund any future acquisitions will likely be provided from one or more of the following sources: existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility. Substantially all of the $50 million facility was available at December 31, 1996. The revolving credit facility requires the Company to maintain certain financial ratios and satisfy other requirements, including a prohibition on the payment of cash dividends. Availability under this facility is based on the Company's liquidity, cash flow and leverage. Interest is payable monthly based on the agent bank's base rate or quarterly based on a Eurodollar borrowing rate, depending upon how advances are drawn, plus a margin. The facility was increased to $110 million in March, 1997, and matures in March, 2002.

             Capital expenditures for 1997 currently are expected to be approximately $18 million compared to $16.5 million in 1996, which amounts are primarily allocated to continued spending for landfill expansions. The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

             The Company also has material financial obligations relating to closure and post-closure costs or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1996, the Company estimated the total costs (on a current dollar as opposed to a discounted present value basis) to be approximately $46 million for final closure of its operating facilities and post closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure), as well as ongoing remediation. At December 31, 1996, the Company had accrued $28.1 million for such projected costs. The Company will provide additional accruals based on engineering estimates of consumption of permitted landfill airspace over the useful lives of its landfills. At December 31, 1996, the Company satisfied its financial assurance obligations to various regulatory agencies for facilities closure and post-closure obligations, in Wisconsin, through an environmental protection program underwritten by a large insurance carrier, in Minnesota, through the use of trust funds on deposit and, in Missouri, through the use of a corporate guarantee.

             Net cash provided by operations for the year ended December 31, 1996 increased to $29.8 million from $25.7 million during 1995. The increase was primarily due to the $4.2 million increase in net income as well as the increase in depreciation and amortization, a noncash expense, of $2.8 million between 1995 and 1996.

             Net cash used in investing activities for the year ended December 31, 1996 increased to $31.5 million from $9.0 million for the year ended December 31, 1995. The increase was primarily due to $15.3 million of net cash payments for businesses acquired in 1996 compared to $1.7 million in 1995. Purchases of property and equipment increased $5.0 million to $16.5 million for 1996, primarily due to landfill expansions. The increase was also due to the absence in 1996 of $4.3 million proceeds from the 1995 sale of assets of discontinued operations.

             Proceeds from the sale of assets of discontinued operations in 1996 were $562,000.

             Net cash provided by financing activities in the year ended December 31, 1996 totaled $16.8 million compared to net cash used in financing activities of $17.4 million in the year ended December 31, 1995. This increase reflected the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996, a significant portion of which was used to reduce the Company's outstanding debt.

   Quarterly Results

        The following table presents the Company's unaudited consolidated quarterly results and the percentages of revenues represented by the individual line items reflected in the Company's consolidated statements of operations for each of the four quarters in the years ended December 31, 1996 and December 31, 1995. This information has been presented on the same basis as the Company's audited consolidated financial statements and, in the Company's opinion, contains all necessary adjustments (consisting only of normal recurring accruals) to present fairly the Company's unaudited quarterly results when read in conjunction with the Company's audited consolidated financial statements and notes thereto. These interim operating results, however, are not necessarily indicative of the Company's results for any future period.

                                                                             Three months ended

                                                  March 31,              June 30,           September 30,        December 31,
                                                    1996                   1996                  1996                1996

                                                                (dollars in thousands, except per share data)
    Revenues                               $22,315     100.0%     $26,553      100.0%   $29,719    100.0%    $31,072   100.0%

    Expenses:
      Cost of operations                    12,378       55.4      13,646        51.4    14,887      50.1     16,276     52.4
      Selling, general and administrative    4,060       18.2       4,005        15.1     4,363      14.7      4,844     15.6
         expenses
      Depreciation and amortization          3,432       15.4       3,900        14.7     3,853      13.0      4,326     13.9
                                           -------      -----      ------       -----    ------     -----     ------    -----
    Operating income from continuing         2,445       11.0       5,002        18.8     6,616      22.3      5,626     18.1
      operations

    Other income:
      Interest expense                        (390)      (1.8)        (78)       (0.3)      (69)     (0.2)      (117)    (0.4)
      Other income                             268        1.2         234         0.9       314       1.0        201      0.6
                                            ------       -----      ------      ------    ------    ------     ------   -----
    Income from continuing operations        2,323       10.4       5,158        19.4     6,861      23.1      5,710     18.4
    before income taxes

    Income taxes                               958        4.3       2,128         8.0     2,830       9.5      2,355      7.6
                                            ------       -----      ------      ------    ------    ------     ------   -----
    Net income                              $1,365       6.1%      $3,030       11.4%    $4,031     13.6%      3,355    10.8%
                                            ======       =====      ======      ======    ======    ======     ======   =====
    Earnings per share                       $0.10                  $0,18                 $0.24                $0.19
                                            ======                  ======                ======               ======



                                                                              Three months ended

                                                  March 31,             June 30,             September 30,        December 31,
                                                    1995                  1995                   1995                 1995

                                                                (dollars in thousands, except per share data)
    Revenues                               $20,341    100.0%     $23,745      100.0%    $25,076      100.0%   $23,430  100.0%

    Expenses:
      Cost of operations                    11,259      55.4      12,277        51.7     12,719        50.7    12,878    55.0
      Selling, general and administrative    3,643      17.9       3,556        15.0      3,886        15.5     3,928    16.8
         expenses
      Depreciation and amortization          2,776      13.6       3,235        13.6      3,338        13.3     3,355    14.3
                                           -------   -------     -------       -----    -------       -----     -----   -----
    Operating income from continuing         2,663      13.1       4,677        19.7      5,133        20.5     3,269    13.9
    operations

    Other income:
      Interest expense                        (851)     (4.2)       (799)       (3.4)      (637)       (2.5)     (542)   (2.3)
      Other income                             423       2.1         (59)       (0.2)        93         0.3       153     0.7
                                           -------   -------     -------        -----    ------       -----     -----    -----
    Income from continuing operations        2,235      11.0       3,819        16.1      4,589        18.3     2,880    12.3
    before income taxes

    Income taxes                               944       4.6       1,577         6.6      1,886         7.5     1,202     5.1
                                           -------   -------     -------        -----     -----       -----     -----    -----

    Income from continuing operations        1,291       6.4       2,242         9.5      2,703        10.8     1,678     7.2

    Income (loss) from discontinued
    operations, net of income tax                5        --          12          --       (138)       (0.6)     (208)   (0.9)
                                           -------    -------     -------       ------    ------      ------    ------   -----
    Net income                              $1,296      6.4%      $2,254        9.5%     $2,565       10.2%    $1,470    6.3%
                                           =======    =======     =======       ======    ======      ======   =======   =====
    Earnings per share from continuing
    operations                                $.09                 $0.17                  $0.20                 $0.13
                                           =======                 ======                 ======                ======

    Earnings per share                        $.09                 $0.17                  $0.19                 $0.11
                                           =======                 ======                 ======                ======

   Seasonality

             The Company's results of operations tend to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as, the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. Revenues increased during the fourth quarter of 1996 compared to the third quarter due to the revenue from acquisitions closed by the Company at the end of the third quarter and the beginning of the fourth quarter, masking somewhat the effect of seasonality. Also, certain operating and other fixed costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

   Item 8.   Financial Statements and Supplementary Data

   Report of Ernst & Young LLP, Independent Auditors

   The Board of Directors
   Superior Services, Inc.

   We have audited the accompanying consolidated balance sheets of Superior Services, Inc. (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedules listed in the Index at Item (14a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


   ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   January 31, 1997

                             Superior Services, Inc.

                           Consolidated Balance Sheets


                                                      December 31
                                                  1995           1996
                                            (In Thousands, Except Share
                                               and Per Share amounts)

   Assets
   Current assets:
     Cash and cash equivalents                   $1,373        $16,389
     Trade accounts receivable                   14,518         18,339
     Prepaid expenses and other
       current assets                             2,286          2,750
     Net assets of discontinued
       operations                                   849             --
                                                 ------         ------
   Total current assets                          19,566         37,478
   Property and equipment, net                   81,026        106,960
   Restricted funds held in trust                 7,009          8,035
   Other assets                                   4,202          3,994
   Intangible assets, net                        10,960         19,339
                                                 ------         ------
   Total assets                                $122,763       $175,806
                                                =======        =======

   Liabilities and shareholders'
     investment
   Current liabilities:
     Current maturities of long-term
       debt                                      $3,251         $1,253
     Trade accounts payable                       4,737          6,305
     Accrued payroll and related
       expenses                                   2,329          3,127
     Other accrued expenses                       3,494          9,537
     Accrued income taxes                         1,045            230
                                                 ------         ------
   Total current liabilities                     14,856         20,452

   Long-term debt, net of current
     maturities                                  20,168          1,388
   Disposal site closure and long-term
     care obligation                             20,079         28,054
   Deferred income taxes                         11,581         11,215
   Other liabilities                              5,077         10,829

   Commitments and contingencies
     (Note 10)

   Convertible preferred stock,
     $.01 par value; 500,000 shares
     authorized; 311,789 issued and
     outstanding in 1995; none
     outstanding in 1996                         15,000             --

   Shareholders' investment:
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     9,886,815 and 17,021,449 issued
     and outstanding in 1995 and 1996,
     respectively
       Additional paid-in capital                    99            170
       Retained earnings                         24,001         80,015
   Total shareholders' investment                11,902         23,683
                                                 ------         ------
   Total liabilities and shareholders'
     investment                                  36,002        103,868
                                                 ------         ------
                                               $122,763       $175,806
                                                =======        =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.

                      Consolidated Statements of Operations

                                                  Year ended December 31
                                                 1994         1995       1996

                                             (In Thousands, Except Share and
                                                    Per Share amounts)

    Revenues                                    $76,297     $92,592    $109,659
    Expenses:
    Cost of operations                           46,417      49,133      57,187
    Selling, general and administrative
     expenses                                    15,054      15,013      17,272
    Depreciation and amortization                 9,488      12,704      15,511
                                                 ------      ------      ------
                                                 70,959      76,850      89,970
                                                 ------      ------      ------
    Operating income from continuing
      operations                                  5,338      15,742      19,689


    Other income (expense):
    Interest expense                             (2,245)     (2,829)       (654)
    Other income                                     27         610       1,017
                                                  ------      ------     ------
    Income from continuing operations
      before income taxes                         3,120      13,523      20,052
    Provision for income taxes                    1,389       5,609       8,271
                                                  ------      ------     -------
    Income from continuing operations             1,731       7,914      11,781

    Discontinued operations (Note 3):
    Loss from discontinued operations,
      net of income tax                            (693)         --          --
    Loss on disposition of discontinued                                       6
      operations, net of income tax              (5,042)       (329)         --
                                                 ------       ------     -------
    Net income (loss)                           $(4,004)     $7,585     $11,781
                                                 ======      =======     =======
    Earnings per share:
    Income from continuing operations              $.13        $.59        $.72
    Loss from discontinued operations              (.43)       (.03)         -
    Net income (loss)                             $(.30)       $.56        $.72
                                                 =======     =======    =======
    Weighted average number of common and
      common equivalent shares outstanding   13,533,582  13,474,034  16,444,257
                                             ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.


    Superior Services, Inc.
    Consolidated Statements of Shareholders' Investment


                                                                Additional
                                            Common Stock         Paid-In     Retained
                                            Shares Amount        Capital     Earnings      Total

                                                   (In Thousands, Except Share Amounts)

    Balance at December 31, 1993        9,943,622         $99     $24,502      $8,321       $32,922
    Net loss                                   --          --         --       (4,004)       (4,004)
    Issuance of common stock               34,098           1         412         ---           413
                                        ---------         ---      ------       -----        ------
    Balance at December 31, 1994        9,977,720         100      24,914       4,317        29,331
    Net income                                 --          --          --       7,585         7,585
    Other                                 (90,905)         (1)       (913)         --          (914)
                                        ---------         ----     ------      ------        ------
    Balance at December 31, 1995        9,886,815          99      24,001      11,902        36,002
    Net income                                 --          --          --      11,781        11,781
    Issuance of common stock:
       Shares sold to public, net of
           offering costs               3,532,500          35      37,195         ---        37,230
       Acquisitions                       114,381           1       1,893         ---         1,894
       Conversion of preferred stock    3,317,890          33      14,967         ---        15,000
       Stock options                      169,863           2       1,334         ---         1,336
    Tax benefit of stock options               --          --         625         ---           625
                                       ----------       -----     -------     -------      --------
    Balance at December 31, 1996       17,021,449        $170     $80,015     $23,683      $103,868
                                       ==========       =====     =======     =======      =========

   The accompanying notes are an integral part of these financial statements.

   Superior Services, Inc.
   Consolidated Statements of Cash Flows

                                                                    Year ended December 31

                                                                 1994        1995       1996
                                                                       (In Thousands)

    Operating activities                                      $(4,004)     $7,585     $11,781
    Net income (loss)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Loss on disposition of discontinued operations              5,940         ---         ---
    Depreciation and amortization                               9,488      12,704      15,511
    Deferred income taxes                                      (1,556)       (557)       (454)
    (Gain) loss on sale of assets                                 630        (204)         63
    Change in operating assets and liabilities, net of
       effects of acquired businesses:
       Accounts receivable                                     (1,556)       (455)     (1,651)
       Prepaid expenses and other current assets                   14       2,661         333
       Accounts payable and accrued expenses                    1,075       2,429       1,614
       Disposal site closure and long-term care obligation        397       2,628       2,265
       Other                                                       --      (1,101)        290
                                                               ------     --------     -------
    Net cash provided by operating activities                  10,428      25,690      29,752

    Investing activities
    Acquisition of businesses and landfill under
      development, net of cash acquired                        (5,323)     (1,651)    (15,273)
    Purchases of property and equipment                       (15,923)    (11,552)    (16,546)
    Proceeds from sale of discontinued operations                 ---       4,295         562
    Proceeds from sale of property and equipment                2,047       1,471         661
    Increase in restricted funds held in trust                 (1,755)     (1,549)       (925)
                                                              --------     -------    --------
    Net cash used in investing activities                     (20,954)     (8,986)    (31,521)

    Financing activities
    Net proceeds from initial public stock offering               ---         ---      37,230
    Issuance of stock under employee stock plans                  ---         ---       1,961
    Proceeds from long-term debt                               20,536       5,645         ---
    Payments of long-term debt                                (10,998)    (23,010)    (22,406)
                                                              --------     -------    --------
    Net cash provided by (used in) financing activities         9,538     (17,365)     16,785
                                                              --------     -------    --------

    Net increase (decrease) in cash and cash equivalents         (988)       (661)     15,016
    Cash and cash equivalents at beginning of year              3,022       2,034       1,373
                                                              --------     -------    --------
    Cash and cash equivalents at end of year                   $2,034      $1,373     $16,389
                                                              ========     =======    ========

   The accompanying notes are an integral part of these financial statements


                             Superior Services, Inc

                   Notes to Consolidated Financial Statements

                                December 31, 1996

   1. Organization and Basis of Presentation

   Superior Services, Inc. (Superior or the Company) is an integrated waste management services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste, primarily in Wisconsin, Illinois, Minnesota, Michigan and Missouri.

   The accompanying consolidated financial statements include the accounts of Superior and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

   2. Accounting Policies and Selected Balance Sheet Information

   Revenue Recognition

   The Company generates revenue principally by providing collection, transportation, recycling and disposal services to generators of solid and special waste. Revenues are recorded as services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

   The Company grants credit to the majority of its customers. Potential loss amounts associated with the granting of credit are included in management's estimate of the allowance for doubtful accounts, $676,000 and $583,000 at December 31, 1995 and 1996, respectively. It is not the policy of the Company to require collateral from its customers in order to obtain credit.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the respective assets.

   Landfill costs, including engineering and other professional fees, are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This determination is performed by conducting annual topographic surveys, typically done in the fourth quarter using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal engineering staff and its accounting staff. The reevaluation process did not significantly impact results of operations for any year presented.

   Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the Company determines that the facility cannot be developed, these costs are charged to expense.

   2.        Accounting Policies and Selected Balance Sheet Information
             (continued)

   Intangible Assets

   Intangible assets primarily consist of goodwill and covenants not to compete, acquired in business acquisitions. Goodwill is being amortized over a 15- to 25-year period. Covenants not to compete are being amortized over 3- to 10-year periods. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the asset and make appropriate adjustments.

   Intangible assets consist of the following:

                                                     December 31
                                                  1995         1996

                                                    (In Thousands)

    Goodwill                                     $7,586     $16,391
    Covenants not to compete                      4,317       5,727
    Other                                         2,022       2,600
                                                 ------     -------
                                                 13,925      24,718
    Less accumulated amortization                 2,965       5,379
                                                 ------     -------
                                                $10,960     $19,339
                                                =======     =======
   Other Accrued Expenses

   Other accrued expenses consist
   of the following:

                                                        December 31

                                                     1995      1996

                                                      (In Thousands)
    Real estate and personal
      property taxes                               $643       $1,170
    Liabilities for covenants
      not-to-compete                                466        3,693
    Deferred revenue                                889        1,965
    Insurance                                     1,240        1,229
    Other                                           256        1,480
                                                 ------       ------
                                                 $3,494       $9,537
                                                 ======       ======


   Disposal Site Closure and Long-Term Care

   The Company also has material financial obligations relating to closure and post-closure costs (long-term care) or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1996, the Company estimates the total costs to be approximately $46 million for remediation, final closure of its current operating facilities and post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure). The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $20,079,000 and $28,054,000 for such projected costs at December 31, 1995 and 1996, respectively. The Company will provide additional accruals based on engineering estimates of consumption of airspace over the useful lives of the facilities. Restricted funds held in trust at December 31, 1995 and 1996, consist of amounts on deposit with various regulatory bodies and an environmental protection policy underwritten by a large insurance carrier which support the Company's financial assurance obligations for its facilities closure and post-closure cost.

   Consolidated Statements of Cash Flows

   For purposes of the consolidated statements of cash flows, all short-term investments with maturities of three months or less are considered cash equivalents. Supplemental disclosures of cash flow information for each of the three years are as follows:
                                             December 31

                                   1994         1995         1996

                                            (In Thousands)
    Interest paid                $2,393        $2,949       $  800
    Income taxes paid             1,820         4,680        8,535


   The effects of noncash transactions related to business combinations are disclosed in Note 4.

   Earnings Per Share

   Earnings per share (EPS) computations are based on the weighted average number of shares of common stock outstanding and include the dilutive effect of stock options using the treasury stock method. The weighted average number of shares of common stock at December 31, 1994 and 1995 includes the effect of the issuance of 3,317,890 shares of common stock upon the automatic conversion of the outstanding Series A Convertible Preferred Stock upon closing of the public offering in March 1996. Shares of common stock held in escrow pursuant to the indemnification agreements discussed in Note 10 are included in the number of shares issued and outstanding for all years presented. The weighted average number of shares of common stock has been adjusted to reflect the one-for-two reverse stock split, effective upon the closing of the public offering (See Note 7).

   Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options granted by the Company during 1995 (12 months immediately preceding the initial filing of the Registration Statement) have been included as common stock equivalents as if they were outstanding for all periods presented, whether or not dilutive, because the sale or option price per share was below the IPO price per share.

   Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of December 31, 1996, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 6 for the terms and carrying values of the Company's various debt instruments.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications

   Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

   3. Discontinued Operations

   As of September 30, 1994, Superior made the determination that substantially all of its construction and biomedical waste operations would be sold or closed in order to focus on its solid and special waste operations. The sale or disposition of construction operations was completed by the end of 1995. The sale of biomedical waste operations was completed in the first quarter of 1996.

   During 1995, the equipment related to the construction operations was sold at auction for approximately $4.3 million in cash. The estimated loss on disposition of the discontinued operations for the year ended December 31, 1995, was $329,000, net of a tax benefit of $220,000, resulting from a change in estimates regarding the realizable value of assets held for sale and operating losses through the date of disposal.

   The detail of net assets related to the discontinued operations which have been segregated in the December 31, 1995, consolidated balance sheet is as follows:

                               (In Thousands)

    Accounts receivable               $835
    Property and equipment             881
    Other assets                        54
    Accounts payable                  (221)
    Accrued liabilities               (461)
    Long-term obligations             (239)
                                      -----
                                      $849
                                      =====

   The operating results have been reported separately as discontinued operations in the consolidated statements of operations, as follows:
                                             December 31

                                          1994      1995

                                         (In Thousands)

    Revenues                           $7,271       $---
    Interest allocated                    295        ---
    Loss before income taxes           (1,064)       ---
    Income tax benefit                   (371)       ---
    Net loss from discontinued
      operations                         (693)       ---
    Estimated loss on disposition
      of discontinued operations,
      net of tax                       (5,042)      (329)


   Interest expense has been allocated based on the ratio of the operating assets of the discontinued operations to the total operating assets of Superior.

   The loss on disposition of the discontinued operations as of December 31, 1994, includes approximately $4,650,000 of estimated losses on disposition, net of income taxes of $1,290,000, and these operations' operating losses incurred in the fourth quarter of 1994 and an estimate of losses through the date of expected disposition of approximately $392,000, net of income taxes of approximately $209,000.

   4. Acquisitions

   During 1996, the Company acquired eleven businesses and two operational landfills which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $15,273,000 in cash (net of cash acquired), $8,280,000 in notes payable and 114,381 shares of common stock. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

   The unaudited pro forma results of operations below assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of all the entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisitions. However, no adjustments have been reflected for nonrecurring expenses as a result of the combination of the entities.

                             Year ended December 31
                              1995            1996

                            (Unaudited and In Thousands)
    Total net revenue          $113,913       $125,031
    Net income                    8,305         12,779
    Earnings per share              .61            .77


   During 1995, the Company acquired four businesses which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $1,651,000 in cash and $1,609,000 in notes payable.

   During 1994, the Company acquired six businesses, including one operating landfill, which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $5,323,000 in cash and 34,098 shares of common stock.

   As an integral part of certain acquisitions, the former shareholders signed noncompetition agreements and, in certain situations, key management members entered into employment agreements to continue in the management of these businesses. Costs associated with these agreements are charged to operations over their respective lives.

   During 1995, as the result of final valuations pertaining to previous acquisitions, 90,905 shares of common stock were returned to the Company. The Company retired these shares.

   5. Property and Equipment

   Property and equipment consists of the following:

                                            December 31

                                          1995      1996
                                          (In Thousands)

    Land and land improvements           $49,210   $74,771
    Buildings and leasehold
    improvements                          11,081    12,520
    Vehicles and equipment                59,428    71,254
                                         -------   -------
                                         119,719   158,545
    Less accumulated depreciation and
    amortization                          38,693    51,585
                                         -------  --------

                                         $81,026  $106,960
                                         =======  ========


   Landfill costs of approximately $46,580,000 and $71,385,000 are included in land and land improvements at December 31, 1995 and 1996, respectively. Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $24,635,000 and $30,696,000 at December 31, 1995 and 1996, respectively, which is not being amortized.

   6. Long-Term Debt

   Long-term debt consists of the following:
                                                                December 31

                                                            1995           1996
                                                               (In Thousands)

     Revolving credit facility                           $16,500         $   --
     Equipment loan facilities at variable interest
        rates (weighted-average interest rate
        of 7.09% and 7.93% at December 31, 1995 and
        1996, respectively)                                5,688          1,607
     Industrial revenue bonds at fixed interest
        rates of 9.16% to 9.36%                              588            438
     Equipment loans payable at fixed rates of 9.5%
        and 9.7%                                             310            591
     Other                                                   333              5
                                                         -------         -------
     Total long-term debt                                 23,419           2,641
     Less current maturities                               3,251           1,253
                                                         -------         -------
                                                         $20,168          $1,388
                                                         =======         =======

   The Company's revolving credit facility provides for a borrowing capacity up to a maximum of $50,000,000, including letters of credit. Availability under this facility is based on the Company's liquidity, cash flow and leverage. Interest is payable monthly based on the agent bank's base rate, or quarterly based on a Eurodollar borrowing rate plus a margin, depending upon how advances are drawn. The facility had a weighted average interest rate of 9.03% at December 31, 1995, and matures in September 1998. Effective March 1997, the Company's borrowing capacity under the revolving credit facility was expanded to $110,000,000 and the maturity was extended to March 2002. In addition to the outstanding borrowings, the Company had approximately $1,257,000 and $2,280,000 in letters of credit issued under the facility at December 31, 1995 and 1996, respectively. This facility is collateralized by substantially all of the Company's assets. The facility has provisions for the maintenance of certain financial ratios and other requirements, including a prohibition on the payment of cash dividends.

   Maturities of long-term debt, excluding amounts under the revolving credit facility, for each of the years succeeding December 31, 1996, are as follows (in thousands):

          Year ending December 31:
             1997                                              $1,253
             1998                                                 877
             1999                                                 311
             2000                                                   8
             2001                                                   9
             Thereafter                                           183


   7. Preferred Stock and Shareholders' Investment

   Preferred Stock

   Superior is authorized to issue up to 500,000 shares of preferred stock in one or more undesignated series. In February 1993, the Company issued 331,789 shares of Series A Preferred Stock for $15,000,000 to an investor group pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the Agreement).

   Pursuant to the Agreement, the Series A Preferred Stock holders exercised their rights to convert their preferred stock into 3,317,890 shares of common stock at the time of the public offering. Upon the conversion, all cumulative dividends in connection with the Preferred Stock were defeased.

   Common Stock

   In March 1996, the Company completed an initial public offering in which it issued 3,532,500 shares of common stock at a price of $11.50 per share resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $37,230,000.

   A one-for-two reverse stock split declared by the Company's Board of Directors became effective on March 8, 1996, the effective date of the initial public offering of the Company's common stock. All common shares, per share, weighted average shares outstanding and stock option data have been adjusted to reflect this reverse stock split.

   Stock Options

   The Company has two incentive stock option plans (the ISO Plans) under which options for the purchase of up to 1,535,000 shares may be granted at exercise prices no less than the estimated fair market value of the common stock on the date of grant. The options generally become exercisable 25% after one year and an additional 6.25% for each quarter thereafter. After four years, all options are exercisable. At December 31, 1996, there were 1,223,676 shares available for grants under the ISO Plan. The Company has also issued options under a nonqualified stock option plan to certain of its executives. These options have various vesting schedules.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In determining the effect of FASB Statement No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1996: risk-free interest rates of 5%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .49, and a weighted-average expected life of the options of five years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                   1995        1996

    Pro forma net income          $5,762      $11,559
    Pro forma earnings per
      share:
             Primary                $.43         $.72
             Fully diluted          $.43         $.71


   The following table summarizes the transactions of the Company's Stock Option Plans for the three-year period ended December 31, 1996:



                                               1994         1995           1996
                                                                                        Weighted-Average
                                             Options       Options        Options      Exercisable Price
    Options outstanding at beginning of
       year                                   890,139       920,973       1,227,748            $8.68
    Options granted                            60,417       577,466         319,745            14.13
    Options exercised                             ---           ---        (169,863)            7.86
    Options canceled                          (29,583)     (270,691)        (70,099)           11.14
                                              -------     ---------       ---------            -----
    Options outstanding at end of year        920,973     1,227,748       1,307,531             9.96
                                              =======     =========       =========            =====
   Weighted-average fair value of options
      granted during the year                                                $14.13
                                                                             ======
    Numbers of options exercisable at end
       of year                                                              964,972            $8.55
                                                                            =======            ======
    Options outstanding at December
       31, 1996:
       Price range $7.70 to $11.50
         weighted-average contractual life
         of 3.7 years                                                     1,146,231            $8.98
       Price range $11.51 to $17.25
         weighted-average contractual life
         of 9.8 years                                                       161,300           $16.93
                                                                           --------

                                                                          1,307,531
                                                                          =========

   8. Employee Benefit Plans

   Prior to April 1, 1994, the Company had certain defined contribution plans resulting from the merger of the Predecessor Companies which covered substantially all of their employees and provided for discretionary contributions. Effective April 1, 1994, the Company adopted a contributory 401(k) plan that covers substantially all of its employees. Contributions made by the Company under the various plans were $164,000, $205,000 and $254,000, for the years ending December 31, 1994, 1995 and 1996, respectively.

   9. Income Taxes

   The provisions for income taxes attributable to continuing operations for the years ended December 31, consist of the following:

                             1994       1995       1996
                                   (In Thousands)

    Current:
       Federal              $998      $4,805     $7,580
       State                 634       1,239      1,907
                           -----      ------     ------
                           1,632       6,044      9,487
    Deferred:
       Federal                18        (344)      (972)
       State                (261)        (91)      (244)
                           -----      ------     ------
                            (243)       (435)    (1,216)
                           -----      ------     ------
    Total                 $1,389      $5,609     $8,271
                           =====      ======     ======

   The difference in the provisions for income taxes attributable to continuing operations and the amounts determined by applying the federal statutory rate of 34% for 1994 and 35% for 1995 and 1996, to income from continuing operations before income taxes for the years ended December 31 are as follows:

                             1994       1995       1996
                                    (In Thousands)

    Tax at statutory
      rate                $1,061      $4,733     $7,018
    State income taxes       246         698      1,034
    Other                     82         178        219
                          ------      ------     ------
                          $1,389      $5,609     $8,271
                          ======      ======     ======

   Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

   The deferred income tax balances consist of the following:

                                                        December 31
                                                      1995      1996

                                                      (In Thousands)

    Deferred tax liabilities:
      Property and equipment basis differences      $13,474   $13,295
      Cash to accrual adjustment                        220       ---
      Other                                             532     1,230
                                                    -------   -------
    Total deferred tax liabilities                   14,226    14,525
    Deferred tax assets:
      Closure and long-term care obligations          1,742     2,190
      Other expenses not currently deductible           958       813
      State and federal net operating loss
        carryforwards                                   470       485
        Other                                           217       183
                                                    -------    ------
    Total deferred tax assets                         3,387     3,671

    Valuation allowance for deferred tax assets        (235)     (235)
                                                    -------    ------
    Net deferred tax assets                           3,152     3,436
                                                    -------    ------
    Net deferred tax liabilities                    $11,074   $11,089
                                                    =======   =======

   Included in prepaid expenses and other current assets are current deferred tax assets of $507,000 and $126,000 at December 31, 1995 and 1996,
   respectively.

   At December 31, 1996, the Company has net operating loss carryforwards of approximately $9.4 million for state income tax purposes which expire in 2008 and 2009.

   10. Commitments and Contingencies

   Certain shareholders are entitled to receive additional consideration from the Company in the event of future permitted landfill expansion at two sites. For permitted vertical expansion at one landfill, the additional consideration is $2.00 per cubic yard, less associated permitting costs. For permitted horizontal expansion at both landfills, the additional consideration is $.40 per cubic yard, less associated permitting costs, not to exceed $2,000,000 per site.

   In connection with certain landfill acquisitions, the sellers are entitled to receive additional consideration from the Company, if regulatory approval, as defined, is obtained for expansions of permitted air space. For permitted vertical and horizontal expansion above certain defined minimums, the additional consideration varies between approximately $.40 and $1.25 per cubic yard, less associated costs. These amounts, if any, will be capitalized when paid or payable as additional purchase price. The Company is obligated to make royalty payments to a landfill's former owners of 5% of the gross revenues generated from the expanded capacity.

   Approximately 125 acres occupied in connection with the landfill activities is leased from a third party. Under the terms of the lease, the Company pays the property owner monthly rental equal to the greater of 3% of the landfill's gross operating receipts or $3,650.

   In January 1994, two of the Company's subsidiaries were named by the Wisconsin Department of Natural Resources (WDNR) as potentially responsible parties (PRPs) as a result of their use of a closed landfill. The closed landfill was identified by the WDNR to have caused groundwater contamination, including the contamination or potential contamination of local drinking water wells. The Company's subsidiaries, along with most of the other PRPs, agreed to a settlement with the WDNR, which was approved by the United States District Court in August 1996. In addition, the subsidiaries were named as defendants in a suit commenced in state court by a group of residents living in the vicinity of the landfill which suit alleged that private drinking water wells have been contaminated by the release of pollutants from the site. In 1996, the subsidiaries and most of the other defendants in the private party lawsuit agreed to the terms of a settlement with the plaintiffs. The settlements with the WDNR and the plaintiffs in the private lawsuit resolve the subsidiaries' liability relating to the site. The subsidiaries' general liability insurance carriers which provided coverage during the relevant periods and the former shareholders of the subsidiaries paid the full amount of the subsidiaries' share of the settlement.

   In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List (NPL). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of December 31, 1996, the estimated one-time capital cost for the additional extraction wells was $107,000, together with estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system of $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation. Under the settlement agreement, two generator PRPs agreed to contribute a total of 38% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill. The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The seller's potential indemnification obligation is collateralized currently by 248,552 shares of the Company's stock held in escrow. The $2.8 million recoverable from the seller is included in other assets. The Company has established reserves which it believes are adequate to cover the estimate of identified potential remediation costs.

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

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

   Item 10.  Directors and Executive Officers of the Company.

                  The information required by this item is incorporated herein by reference to the information pertaining thereto set forth in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders scheduled to be held May 13, 1997 ("Proxy Statement"). To the knowledge of the Company, no director, executive officer or significant shareholder violated the filing requirements of Section 16(a) under the Securities Exchange Act of 1934 during the year ended December 31, 1996.

   Item 11.  Executive Compensation.

                  The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Executive Compensation" in the Proxy Statement.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions.

                  The information required by this item, to the extent applicable, is incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Certain Transactions" in the Proxy Statement.


                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.

   (a)       The following documents are filed as part of this Form 10-K:

   1.        Financial Statements                          Form 10-K Page No.

            Report of Independent Public Accountants . . . . . . . . . . . 25

            Consolidated Balance Sheets as of
            December 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . 26

            Consolidated Statements of Operations
            for the years ended December 31, 1994,
            1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . 27

            Consolidated Statements of Shareholders'
            Investment for the years ended
            December 31, 1994, 1995, and 1996  . . . . . . . . . . . . . . 28

            Consolidated Statements of Cash Flows
            for the years ended December 31, 1994,
            1995, and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 29

            Notes to Consolidated Financial Statements . . . . . . . . . . 30

   2.       Financial Statement Schedules.
            Schedule II - Valuation and Qualifying Accounts  . . . . . . . 46
            Schedules other than those listed above are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits. The Exhibits filed with this Form 10-K or incorporated by reference in this Form 10-K are listed on the attached
            Exhibit Index.*

   (b) The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1996.
   ______________________________________
   * Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Peter J. Ruud, Vice President, General Counsel, Superior Services, Inc., 10150 West National Avenue, Suite 350, West Allis, Wisconsin 53227.

    Schedule II
    VALUATION AND QUALIFYING ACCOUNTS
    SUPERIOR SERVICES, INC.


                                                (In Thousands)

                  COL. A                   COL. B        COL. C                    COL. D        COL. D
                                                        ADDITIONS
                                                                        (2)
                                         Balance at    Charged to   Charged to                 Balance at
                                        beginning of    costs and      other                     end of
                DESCRIPTION                period       expenses     accounts    Deductions      period

    Year ended December 31, 1996

      Allowance for doubtful accounts        $676          $885           $0         $978          $583
      Closure and long-term care
            obligations                    20,079         2,972        5,710          707        28,054
                                          -------       -------      -------      -------       -------
                                          $20,755        $3,857       $5,710       $1,685       $28,637
                                          =======       =======      =======      =======       =======
    Year ended December 31, 1995

      Allowance for doubtful accounts        $553          $718         $(20)      $575(1)         $676
      Closure and long-term care
            obligations                    17,451         2,688           98          158        20,079
                                          -------        -------     -------      -------       -------
                                          $18,004        $3,406          $78          733       $20,755
                                          =======        =======     =======      =======       =======
    Year ended December 31, 1994

      Allowance for doubtful accounts        $383          $751           $4     $585(1,3)         $553
      Closure and long-term care
            obligations                    13,821         2,298        3,402        2,070        17,451
                                          -------        -------     -------
                                          $14,204        $3,049       $3,406       $2,655       $18,004
                                          =======        =======     =======
   _______________________

   (1)  Doubtful accounts written off
   (2)  Assumed in acquisitions
   (3) Includes $112 of allowances resolved in the disposition of a business unit.


                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 1997.

                                   SUPERIOR SERVICES, INC.



                                   By:  /s/  G. William Dietrich
                                        G. William Dietrich, President
                                        and Chief Executive Officer


               Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 24, 1997.



   By:/s/  Joseph P. Tate
      Joseph P. Tate
      Chairman of the Board and
      Director



   By:/s/  G. William Dietrich
      G. William Dietrich
      President, Chief Executive
      Officer and Director
      (Principal Executive Officer)



   By:/s/  George K. Farr
      George K. Farr
      Chief Financial Officer
      (Principal Financial and
      Accounting Officer)




   By:/s/  Gary G. Edler
      Gary G. Edler
      Vice President and Director




   By:/s/  Walter G. Winding
      Walter G. Winding
      Director



   By:/s/Francis J. Podvin
      Francis J. Podvin
      Director



   By:/s/  Stephen G. Woodsum
      Stephen G. Woodsum
      Director



   By:/s/  Donald Taylor
      Donald Taylor
      Director

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX
                  TO FORM 10-K FOR YEAR ENDED DECEMBER 31, 1996

     Exhibit
       No.                    Exhibit Description

       3.0 Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.0 filed with the Company's Form S-1 Registration Statement No. 333-
              240, dated January 9, 1996, as amended.]

       3.1    Restated By-Laws.  [Incorporated by reference to
              Exhibit 3.1 filed with the Company's Form S-1
              Registration Statement No. 333-240, dated
              January 9, 1996, as amended.]

       4.0 Revolving Credit Agreement, dated as of September 1, 1993 between the Company and The First National Bank of Boston, LaSalle National Bank and Bank One, Texas, National Association. [Incorporated by reference to Exhibit 4.0 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

      4.1* First Amendment to Revolving Credit Agreement, dated as of June 24, 1994 between the Company and The First National Bank of Boston, LaSalle National Bank and Bank One, Texas, National Association. [Incorporated by reference to
              Exhibit 4.1 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

      4.2* Second Amendment to Revolving Credit Agreement, dated as of August 28, 1995, between the Company and the First National Bank of Boston, LaSalle National Bank and Bank One, Texas, National Association. [Incorporated by reference to
              Exhibit 4.2 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

       4.3 Third Amendment to Revolving Credit Agreement, dated as of December 29, 1995, between the Company and the First National Bank of Boston, LaSalle National Bank and Bank One, Texas, National Association. [Incorporated by reference to
              Exhibit 4.3 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

       4.4 Rights Agreement dated February 21, 1997 between the Company and LaSalle National Bank, Chicago, Illinois. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 28, 1997.]

     10.0** Stock Option Agreement, dated as of February 25, 1993 and as amended as of May 5, 1995 and August 15, 1995, and November 29, 1995 between George K. Farr and the Company. [Incorporated by reference to Exhibit 10.1 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.1** Stock Option Agreement, dated as of February 14, 1995 and as amended as of May 16, 1995, August 15, 1995 and November 29, 1995 between G. William Dietrich and the Company. [Incorporated by reference to Exhibit 10.2 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.2**   Amendment to Restated Option Agreement dated
              November 26, 1996 between G. William Dietrich and the Company.

     10.3** Employment Agreement, dated as of September 1, 1993, and as amended August 15, 1995 between Peter
              J. Ruud and the Company. [Incorporated by reference to Exhibit 10.3 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.4** Noncompetition Agreement, dated February 14, 1995, between G. William Dietrich and the Company. [Incorporated by reference to Exhibit 10.4 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.5** Key Executive Employment and Severance Agreement, dated August 15, 1995, between G. William Dietrich and the Company. [Incorporated by reference to
              Exhibit 10.5 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.6** Key Executive Employment and Severance Agreement, dated August 15, 1995, between George K. Farr and the Company. [Incorporated by reference to Exhibit
              10.6 filed with the Company's Form S-1
              Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.7** Key Executive Employment and Severance Agreement, dated August 15, 1995, between Peter J. Ruud and the Company. [Incorporated by reference to Exhibit
              10.7 filed with the Company's Form S-1
              Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.8** 1993 Incentive Stock Option Plan. [Incorporated by reference to Exhibit 10.8 filed with the Company's Form S-1 Registration Statement No. 333-
              240, dated January 9, 1996, as amended.]

     10.9**   Form of Stock Option Agreement under 1993
              Incentive Stock Option Plan. [Incorporated by reference to Exhibit 10.9 filed with the Company's
              Form S-1 Registration Statement No. 333-240, dated
              January 9, 1996, as amended.]

     10.10** 1996 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.10 filed with the Company's Form S-1 Registration Statement No. 333-
              240, dated January 9, 1996, as amended.]

     10.11** Form of Non-Employee Director Non-Qualified Stock Option Agreement under 1996 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.11 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.12** Form of Key Employee Non-Qualified Stock Option Agreement under 1996 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.12 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

     10.13**  Form of Key Employee Incentive Stock Option
              Agreement under 1996 Equity Incentive Plan.
              [Incorporated by reference to Exhibit 10.13 filed with the Company's Form S-1 Registration Statement
              No. 333-240, dated January 9, 1996, as amended.]

       11 Statement regarding computation of per share earnings.

       21     List of subsidiaries as of December 31, 1996.

       23     Consent of Ernst & Young LLP.

       27     Financial Data Schedule.

       99     Proxy Statement for the Company's 1997 Annual
              Shareholders meeting scheduled to be held May 13,
              1997.  [To be filed with the Commission prior to
              120 days after December 31, 1996 and incorporated
              by reference herein to the extent indicated in
              Part III to this Form 10-K.]
   __________
   * The exhibits, schedules and ancillary documents to the listed agreement are not being filed herewith because the Company believes that the information contained in such exhibits, schedules and ancillary documents should not be considered material to an investment decision in the Company. The listed agreement includes a list briefly identifying the contents of all omitted exhibits, schedules and ancillary documents. The Company agrees to furnish supplementally to the Commission (but not to file) a copy of any such exhibit, schedule or ancillary document upon request.

   ** This exhibit is a management centered or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.