Form 10-Q
period 1997-03-31
SUPERIOR SERVICES INC
filed 1997-05-14
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

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

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on May 7, 1997 was 17,488,084.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                      For the Quarter Ended March 31, 1997

                                                             Page Number
   PART I.   FINANCIAL INFORMATION

     Item 1  Financial Statements

             Condensed Consolidated Balance Sheets . . . . . .     3

             Condensed Consolidated Statements
             of Operations . . . . . . . . . . . . . . . . . .     4

             Condensed Consolidated Statements of
             Shareholders' Investment  . . . . . . . . . . . .     5

             Condensed Consolidated Statements of
             Cash Flows  . . . . . . . . . . . . . . . . . . .     6

             Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . .   7-9

     Item 2  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . . .  9-14

   PART II.  OTHER INFORMATION

     Item 1  Legal Proceedings . . . . . . . . . . . . . . . .    15

     Item 6  Exhibits and Reports on Form 8-K  . . . . . . . .    15

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .    16

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                   December 31,  March 31,
                                                        1996       1997
                                                               (Unaudited)
   ASSETS
     Current assets:
       Cash and cash equivalents                       $16,389    $19,804
       Trade accounts receivable                        18,339     16,040
       Prepaid expenses and other current assets         2,750      3,222
                                                      --------   --------
     Total current assets                               37,478     39,066

     Property and equipment, net                       106,960    107,116
     Restricted funds held in trust                      8,035      8,094
     Other assets                                        3,994      4,397
     Intangible assets, net                             19,339     20,139
                                                      --------   --------
     Total assets                                     $175,806   $178,812
                                                      ========   ========
   LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current liabilities:
       Current maturities of long-term debt             $1,253     $1,219
       Trade accounts payable                            6,305      4,757
       Accrued payroll and related expenses              3,127      2,231
       Other accrued expenses                            9,537      6,072
       Accrued income taxes                                230          -
                                                      --------   --------
     Total current liabilities                          20,452     14,279

     Long-term debt, net of current maturities           1,388      1,100
     Disposal site closure and long-term
      care obligations                                  28,054     28,788
     Deferred income taxes                              11,215     10,935
     Other liabilities                                  10,829     11,349

     Commitments and Contingencies

     Shareholders' investment:
       Common stock                                        170        175
       Additional paid-in capital                       80,015     86,242
       Retained earnings                                23,683     25,944
                                                      --------   --------
     Total shareholders' investment                    103,868    112,361
                                                      --------   --------
     Total liabilities and shareholders' investment   $175,806   $178,812
                                                      ========   ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)

                                       For the three months ended March 31,
                                                         1996       1997

   Revenues                                            $22,315    $27,721

   Expenses:
     Cost of operations                                 12,378     15,070
     Selling, general and administrative expenses        4,060      4,963
     Depreciation and amortization                       3,432      4,066
                                                       -------    -------
                                                        19,870     24,099
                                                       -------    -------
   Operating income                                      2,445      3,622

   Other income:
     Interest expense                                     (390)       (95)
     Other income                                          268        321
                                                       -------    -------
   Income before income taxes                            2,323      3,848
   Provision for income taxes                              958      1,587
                                                       -------    -------
   Net income                                          $ 1,365     $2,261
                                                       =======     ======

   Earnings per share:                                   $0.10      $0.13
                                                         =====      =====
   Weighted average number of common and common
     equivalent shares outstanding                  14,082,519 17,626,292
                                                    ========== ==========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                Additional
                                   Common Stock   Paid-In  Retained
                                Shares    Amount  Capital  Earnings   Total

   Balance at
    December 31, 1996        17,021,449    $170   $80,015  $23,683  $103,868
     Net Income                       -       -         -    2,261     2,261
     Issuance of common stock:
       Stock options            387,077       4     4,985        -     4,989
       Acquisitions              77,024       1     1,242        -     1,243
                             ----------    ----   -------  -------  --------
   Balance at
    March 31, 1997           17,485,550    $175   $86,242  $25,944  $112,361
                             ==========    ====   =======  =======  ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                        For the three months ended March 31,
                                                             1996     1997
   OPERATING ACTIVITIES
   Net income                                               $1,365    $2,261
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                         3,432     4,066
       Deferred income taxes                                  (284)     (280)
       (Gain) loss on sale of assets                          (128)        3
       Changes in operating assets and liabilities, net
          of effects of acquired businesses:
            Accounts receivable                                577     2,302
            Prepaid expenses and other current assets          304      (431)
            Accounts payable and accrued expenses           (2,260)   (5,022)
            Disposal site closure and long-term
             care obligation                                   601       734
            Other                                              (14)      (20)
                                                           -------   -------
   Net cash provided by operating activities                 3,593     3,613

   INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired            (600)   (1,271)
   Purchases of property and equipment                      (2,847)   (3,940)
   Proceeds from sale of property and equipment                188       420
   Increase in restricted funds held in trust                 (604)      (59)
                                                           -------   -------
   Net cash used in investing activities                    (3,863)   (4,850)

   FINANCING ACTIVITIES
   Net decrease in short-term borrowings                    (1,203)      (34)
   Payments of long-term debt                              (18,255)     (303)
   Issuance of common stock                                 37,230     4,989

   Net cash provided by financing activities                17,772     4,652
                                                           -------   -------
   Net increase in cash and cash equivalents                17,502     3,415
   Cash and cash equivalents at beginning of period          1,373    16,389
                                                           -------   -------
   Cash and cash equivalents at end of period              $18,875   $19,804
                                                           =======   =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.   Organization and Basis of Presentation

        Superior Services, Inc. ("Superior" or the "Company") is an integrated waste management services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste, primarily in Wisconsin, Minnesota, Illinois, Iowa, Missouri, Michigan and, as of April 21, 1997, Ohio and Pennsylvania. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented.
   Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior for the year ended December 31, 1996 and the related notes thereto (the "Financial Statements") included in the Company's Form 10-K.

        The accompanying condensed consolidated financial statements include the accounts of Superior and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

   2.   Significant Accounting Policies

        There have been no significant additions to or changes in accounting policies of the Company since December 31, 1996. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share will exclude the dilutive effect of stock options. Basic earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 would have been the same as previously reported primary earnings per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

   3.   Acquisitions

        In the first quarter of 1997, the Company acquired four solid waste businesses which were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $1.1 in cash. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition. Pro forma results of operations are not presented as the amounts do not differ significantly from historical Company results.

        During the first quarter of 1997, 77,024 shares of Common Stock were issued under the Company's Form S-4 Registration Statement and $165,000 of cash was paid in settlement of final valuation computations on certain acquisitions which occurred in 1996.

        On April 21, 1997, the Company completed the purchase of one landfill, five collection operations, two recycling facilities, a transfer station and a green field landfill development project from Browning-Ferris Industries, Inc. ("BFI"). Aggregate consideration paid for these acquisitions was approximately $58.7 million subject to future adjustments and prorations.

   4.   Shareholders' Investment

        On February 11, 1997, the Company granted employee incentive stock options exercisable for 302,814 shares of Common Stock at an $21.50 per share exercise price (100% of fair market value on grant date). These options become exercisable 25% after one year and an additional 6.25% for each quarter thereafter.

   5.   Commitments and Contingencies

        In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of March 31, 1997, the estimated one-time capital cost for the additional extraction wells was $107,000, together with estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system of $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation. Under the settlement agreement, two generator PRPs agreed to contribute a total of 38% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill. The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The seller's potential indemnification obligation is collateralized currently by 247,480 shares of the Company's stock held in escrow. The escrow expired on March 31, 1997. Prior to the expiration of the escrow, Superior made a demand for the remaining balance to cover future site liabilities. The seller has objected to Superior's demand and the dispute will be submitted to a third party for resolution in accordance with the provision of the acquisition documents. The $2.8 million recoverable from the seller is included in other assets. The Company has established reserves which it believes are adequate to cover the estimate of identified potential remediation costs.

        In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified. At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of remediation and monitoring with respect to these contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's Common Stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environmental liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operation or financial condition.

        The Missouri Department of Natural Resources ("MDNR") has alleged that the prior owner of the Company's Oak Ridge Landfill in Ballwin, Missouri exceeded the permitted vertical elevation of the landfill by allowing disposal of solid waste outside the permitted contours of the landfill. The MDNR has also alleged that the landfill has not complied with the terms of a settlement agreement with the MDNR addressing these allegations. A Company subsidiary purchased the landfill in September 1996. The Company is unable to assess the extent of this alleged violation, or the extent of any fine which may be imposed by MDNR. The Company believes that any such fine imposed would be covered by the indemnification obligations of the landfill's prior owner.

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

   General

        As of March 31, 1997, the Company provided solid waste collection, transfer, recycling, and disposal services to customers primarily in Wisconsin and also in parts of Minnesota, Illinois, Iowa, Michigan and Missouri. The Company also provides other integrated waste services, most of which are project-based and many provide additional waste volumes to the Company's landfills and recycling facilities. As of March 31, 1997, solid waste operations consisted of seven Company-owned solid waste landfills, three managed third party landfills, 23 solid waste collection operations, eleven recycling facilities, and seven solid waste transfer stations.

        On April 21, 1997, the Company completed the purchase of one landfill, five collection operations, two recycling facilities, a transfer station and a green field landfill development project from Browning-Ferris Industries, Inc.("BFI") for approximately $58.7 million in cash. These operations are located in Wisconsin, Ohio, and Pennsylvania. The Company expects these acquired operations to generate estimated annualized revenue of $33 million.

        As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                             Three Months Ended
                                                   March 31
                                                1996      1997
             Collection                          50%       51%
             Disposal                            17%       21%
             Recycling                           13%       14%
             Other integrated waste services     20%       14%
                                                ----      ----
                                                100%      100%
                                                ====      ====

        The Company believes that the businesses acquired from BFI will continue the trend in its revenue mix away from recycling and other integrated waste services and more towards solid waste collection and disposal.

   Results of Operations

   Overview

        Revenues in the 1997 first quarter of $27.7 million increased 24.2% over the comparable period in the prior year due, virtually all due to businesses acquired and successfully integrated into the Company during the latter half of 1996. Net income increased 65.6% to $2.3 million in the 1997 first quarter while earnings per share increased to $0.13 in the first quarter of 1997 compared to $0.10 reported for the same period last year. The weighted average number of common and common equivalent shares outstanding were 17.6 million for the three months ended March 31, 1997 and 14.1 million for the three months ended March 31, 1996. The increase was primarily the result of the initial public offering completed on March 8, 1996 which increased outstanding shares by 3.5 million. The full impact of these additional shares was not reflected in the calculation of weighted average shares outstanding during the first quarter of 1996 since the shares were issued relatively late in the quarter.

        The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                             Three months ended March 31,
                                                   1996      1997
   Revenues                                       100.0%    100.0%
   Cost of operations                              55.4      54.3
   Selling, general and administrative expenses    18.2      17.9
   Depreciation and amortization                   15.4      14.7
                                                   ----      ----
   Operating income                                11.0      13.1
   Interest expense                                (1.8)     (0.3)
   Other income                                     1.2       1.1
                                                   ----      ----
   Income before income taxes                      10.4      13.9
   Income taxes                                     4.3       5.7
                                                   ----      ----
   Net Income                                       6.1%      8.2%
                                                   =====     =====
   Revenues

        Revenues for the 1997 first quarter compared to the 1996 first quarter increased approximately $5.4 million largely reflecting the impact of businesses acquired during the late third quarter and early fourth quarter of 1996. Daily disposal volume at the Company's landfills rose to an average of more than 6,600 tons per day in the 1997 first quarter compared to an average of 4,100 tons per day in the corresponding period last year. The higher landfill volume was the result of increased volumes of special waste streams from the Company's project-driven other integrated waste services and waste received at two disposal sites acquired late in 1996. As anticipated, the volumes of waste received in the 1997 first quarter were lower than the volume received in the fourth quarter of 1996 reflecting typical adverse winter conditions in the Upper Midwest.

        Revenue from other integrated waste services as a percentage of total revenue decreased from 20% in the first quarter of 1996 to 14% in the first quarter of 1997. While growth in volumes of special waste generated by the Company's Special Services increased on a comparable basis between quarters, project-based revenues declined approximately $1 million primarily due to the impact of a large project performed in the first quarter of 1996.

        The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. The impact of prices for recyclable waste paper had essentially no effect on revenues in the 1997 first quarter compared to the 1996 first quarter. The Company expects this trend to continue for the remainder of 1997 assuming average resale prices are similar to 1996 levels. The Company's recycling operations continued to be profitable in the 1997 first quarter due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

        Cost of operations for the three months ended March 31, 1997 increased $2.7 million, or 21.7%, to $15.1 million from $12.4 million for the three months ended March 31, 1996. As a percentage of revenues, cost of operations decreased from 55.4% to 54.3% primarily due to the higher relative percentage of business from disposal operations which have lower costs of operations than collection operations and other integrated waste services. Changes in this trend are dependent on the timing and mix of potential future business acquisitions, as well as the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of the new businesses acquired after March 31, 1996.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $903,000, or 22.2%, to $5.0 million for the three-month period ended March 31, 1997 from $4.1 million for the three-month period ended March 31, 1996. As a percentage of revenues, SG&A decreased from 18.2% to 17.9% in the 1997 first quarter due primarily to the higher relative percentage of business from disposal operations which have lower SG&A costs than collection operations and other integrated waste services. This trend is expected to continue in the near term due to the impact of leveraging corporate SG&A costs over a larger revenue base as the Company integrates its recent acquisitions from BFI and continues to pursue its acquisition growth strategy. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the businesses acquired after March 31, 1996.

   Depreciation and Amortization

        Depreciation and amortization increased $634,000, or 18.5%, to $4.1 million for the three-month period ended March 31, 1997 from $3.4 million in the three-month period ended March 31, 1996, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and businesses acquired after March 31, 1996. As a percentage of revenues, depreciation and amortization decreased to 14.7% from 15.4% due to lower depletion rates at several landfills. These lower depletion rates reflect an increase in special waste volumes which typically utilizes fewer cubic yards of air space due to the density of this waste.

   Interest Expense

        Interest expense decreased $295,000, or 75.6%, to $95,000 from $390,000 in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. The reduction in interest expense was due primarily to the reduction in debt between the first quarter of 1996 and the first quarter of 1997 resulting primarily from the application of $18 million of the net proceeds from its March 1996 initial public offering to reduce the Company's debt levels.

   Liquidity and Capital Resources

         The Company's balance sheet at March 31, 1997 reflected approximately $19.8 million in cash and cash equivalents. Pending specific application, the Company has invested its excess cash in short-term interest bearing securities.

        At March 31, 1997, the Company had approximately $2.3 million of long-term and short-term borrowings outstanding and approximately $2.3 million in letters of credit. At March 31, 1997, the ratio of the Company's long-term debt to total capitalization ratio was 1.0% compared to 1.3% at December 31, 1996. This reduction was attributable to net cash flow from operations applied to reduce outstanding indebtedness. The Company believes this ratio will increase to approximately 30% during the second quarter of 1997 as a result of the BFI acquisitions.

        The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. The current backlog of potential acquisitions under signed, non-binding letters of intent is more than $25 million in estimated annualized revenues in both new and existing service areas. Although there can be no assurance that the Company will be able to complete successfully any such acquisitions, the Company intends to fund any such future acquisitions in 1997 through the use of one or more of the following: cash, issuance of capital stock, assumption of indebtedness, future royalties, and/or contingent payments. The cash required to fund any future acquisitions in 1997 will likely be provided from one or more of the following sources: existing cash balances, cash flow from operations and/or borrowings under the Company's $110 million revolving credit facility. In April 1997, the Company purchased solid waste businesses from BFI in Wisconsin, Ohio, and Pennsylvania. The cash purchase price for these businesses was approximately $58.7 million, which was financed using available net working capital and approximately $40 million in borrowings under the Company's revolving credit facility.

        Capital expenditures for the three months ended March 31, 1997 were $3.9 million compared to $2.8 million for the three months ended March 31, 1996 primarily due to increased spending for landfill expansions. Capital expenditures for 1997 are currently expected to be approximately $21 million compared to $16.5 million in 1996. The Company intends to fund future capital expenditures principally through internally generated funds and equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations remained stable at $3.6 million for the three months ended March 31, 1996 and 1997. During the first quarter of 1997 compared to the first quarter of 1996, the decrease in accounts receivable provided $1.7 million additional cash as did the increase in net income of $896,000. These increased cash amounts were offset by the additional decrease in accounts payable and accrued expenses between the first quarters of 1996 and 1997 of $2.8 million.

        Net cash used in investing activities for the three months ended March 31, 1997 increased to $4.8 million from $3.9 million in the three months ended March 31, 1996. The increase was primarily due to $1.3 million of cash payments for businesses acquired and the $1.1 million increase in purchases of property and equipment primarily due to landfill expansions in the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

        Net cash provided by financing activities in the three months ended March 31, 1997 totaled $4.7 million, compared to $17.8 million in the three months ended March 31, 1996, reflecting the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996 and the subsequent reduction of the Company's outstanding debt. The cash provided by financing activities in 1997 reflects proceeds from the exercise of employee stock options.

   Seasonality

        The Company's results of operations tend to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. Also, certain operating and other fixed costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

                                     PART II

   Item 1.   Legal Proceedings

             See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain legal proceedings.

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

             (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

                  1. Form 8-K, dated February 28, 1997, reporting the Company's adoption of a Rights Agreement under
                       Item 5 of such Form 8-K.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Superior Services, Inc.
                                 ------------------------------------
                                 (Registrant)

   Date    May 14, 1997          /s/ George K. Farr
                                 George K. Farr
                                 Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

   Exhibit Number      Exhibit Description

        4.5 Amended and Restated Revolving Credit Agreement dated as of March 26, 1997

        27             Financial Data Schedule