Form 10-Q
period 1997-06-30
SUPERIOR SERVICES INC
filed 1997-08-14
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on August 5, 1997 was 19,259,238.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                       For the Quarter Ended June 30, 1997

                                                                  Page Number
   PART I. FINANCIAL INFORMATION

       Item 1  Financial Statements

               Condensed Consolidated Balance Sheets . . . . . . . . . . .  3

               Condensed Consolidated Statements of Operations . . . . . .  4

               Condensed Consolidated Statements of Shareholders'
               Investment  . . . . . . . . . . . . . . . . . . . . . . . .  5

               Condensed Consolidated Statements of Cash Flows . . . . . .  6

               Notes to Condensed Consolidated Financial Statements  . . 7-11

       Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .  11-17

   PART II.    OTHER INFORMATION

       Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 18

       Item 4  Submission of Matters to a Vote of Securities Holders . . . 18

       Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 18

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                    December 31,    June 30,
                                                         1996         1997
                                                     (Restated)
   ASSETS
        Current assets:
             Cash and cash equivalents                  $16,579      $5,064
             Trade accounts receivable                   19,226      27,695
             Prepaid expenses and other
              current assets                              2,817       4,091
                                                       --------     -------
        Total current assets                             38,622      36,850

        Property and equipment, net                     115,691     164,180
        Restricted funds held in trust                    8,035       8,161
        Other assets                                      4,044       5,782
        Intangible assets, net                           23,634      58,047
                                                       --------     -------

        Total assets                                   $190,026    $273,020
                                                       ========    ========

   LIABILITIES AND SHAREHOLDERS' INVESTMENT
        Current liabilities:
             Current maturities of long-term debt        $2,529      $1,956
             Trade accounts payable                       6,966      10,899
             Accrued payroll and related expenses         3,178       3,266
             Other accrued expenses                       9,825      10,808
             Accrued income taxes                           299       1,518
                                                       --------     -------
        Total current liabilities                        22,797      28,447

        Long-term debt, net of current maturities         4,907      60,565
        Disposal site closure and long-term
         care obligations                                30,470      37,800
        Deferred income taxes                            13,679      13,399
        Other liabilities                                11,128      11,844

        Commitments and contingencies

        Shareholders' investment:
             Common stock                                   187         193
             Additional paid-in capital                  81,754      89,334
             Retained earnings                           25,104      31,438
                                                       --------     -------

        Total shareholders' investment                  107,045     120,965
                                                       --------     -------
        Total liabilities and
        shareholders' investment                       $190,026    $273,020
                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)

                        Three months ended June 30, Six months ended June 30,
                                     1996       1997        1996        1997
                               (Restated)             (Restated)

   Revenues                       $28,710    $45,291     $52,085     $75,974

   Expenses:

     Cost of operations            14,582     24,697      27,346      41,230

     Selling, general and
      administrative costs          4,325      6,242       8,502      11,830

     Merger costs                       -      1,035           -       1,035

     Depreciation and
      amortization expenses         4,235      5,827       7,894      10,301
                                   ------     ------      ------      ------

                                   23,142     37,801      43,742      64,396
                                   ------     ------      ------      ------

   Operating income                 5,568      7,490       8,343      11,578

   Other income (expense):
      Interest expense               (146)      (366)       (543)       (559)

      Other income (expense)          210      (249)         486           2
                                   ------     ------      ------      ------

   Income before income taxes       5,632      6,875       8,286      11,021

   Provision for income taxes       2,323      2,977       3,418       4,687
                                   ------     ------      ------      ------

   Net income                      $3,309     $3,898      $4,868      $6,334
                                   ======     ======      ======      ======

   Earnings per share               $0.18      $0.20       $0.28       $0.33
                                   ======     ======      ======      ======
   Weighted average number
     of common and common
     equivalent shares
     outstanding               18,788,711 19,525,115  17,328,023  19,427,082
                               ========== ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                              Additional
                                 Common Stock   Paid-In   Retained
                               Shares   Amount  Capital   Earnings     Total
   Balance at
    December 31, 1996,
    as previously
    reported               17,021,449     $170  $80,015   $23,683   $103,868
   Shares issued for
    pooling of interests    1,705,000       17    1,739     1,421      3,177
                           ----------     ----  -------   -------   --------
   Balance at
    December 31, 1996,
    as restated            18,726,449      187   81,754    25,104    107,045
   Net income                       -        -        -     6,334      6,334
   Issuance of common
    stock:
     Stock options            395,252        4    5,059         -      5,063
     Acquisitions             136,138        2    2,521         -      2,523
                           ----------     ----  -------   -------   --------
   Balance at
    June 30, 1997          19,257,839     $193  $89,334   $31,438   $120,965
                           ==========     ====  =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                           For the six months ended June 30,
                                                      1996           1997
                                                   (Restated)
   OPERATING ACTIVITIES
   Net income                                        $4,868         $6,334
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                   7,894         10,301
      Deferred income taxes                            (615)          (280)
      Gain on sale of assets                            (76)           (21)
      Changes in operating assets and
        liabilities, net of effects of
        acquired businesses:
        Accounts receivable                          (1,395)        (4,593)
        Prepaid expenses and other current assets      (295)        (1,148)
        Accounts payable and accrued expenses        (2,137)         3,453
        Disposal site closure and long-term
          care obligation                             1,389          1,747
        Other                                          (296)        (1,604)
                                                    -------        -------
   Net cash provided by operating activities          9,337         14,189

   INVESTING ACTIVITIES
   Acquisition of businesses, net of
    cash acquired                                    (2,949)       (75,766)
   Capital expenditures                              (6,218)       (11,816)
   Proceeds from sale of discontinued operations        562              -
   Proceeds from sale of property and equipment         394            700
   Increase in restricted funds held in trust          (810)          (126)
                                                    -------        -------
   Net cash used in investing activities             (9,021)       (87,008)

   FINANCING ACTIVITIES
   Net decrease in short-term borrowings             (1,697)          (573)
   Proceeds from long-term debt                       1,685         60,024
   Payments of long-term debt                       (18,589)        (3,179)
   Issuance of common stock                          37,248          5,032
                                                    -------        -------
   Net cash provided by financing activities         18,647         61,304
                                                    -------        -------
   Net increase (decrease) in cash and cash
     equivalents                                     18,963        (11,515)

   Cash and cash equivalents at beginning
    of period                                         3,101         16,579
                                                    -------        -------
   Cash and cash equivalents at end of period       $22,064         $5,064


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.   Organization and Basis of Presentation

        Superior Services, Inc. ("Superior" or the "Company") is an integrated solid waste services company providing solid waste collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste in nine states. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented. The Company has also restated the previously issued financial statements for the three and six months ended June 30, 1996 and the consolidated balance sheet presented as of December 31, 1996 to reflect the acquisition of Resource Recovery Transfer & Transportation, Inc. ("R2T2") consummated on June 27, 1997 and accounted for using the pooling of interests method. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior and the related notes thereto (the "Financial Statements") included in the Company's Form 10-K for the year ended December 31, 1996.

        The accompanying condensed consolidated financial statements include the accounts of Superior and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

   2.   Significant Accounting Policies and Use of Estimates

        There have been no significant additions to or changes in accounting policies of the Company since December 31, 1996. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1996.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share will exclude the dilutive effect of stock options. Basic earnings per share for the six months ended June 30, 1997 and June 30, 1996 would have been the same as previously reported primary earnings per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   3.   Acquisitions

        In the first six months of 1997, the Company acquired 12 solid waste businesses which were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $74.6 million in cash. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

        During the first six months of 1997, in addition to the shares issued to effect the R2T2 acquisition discussed below, 136,138 shares of Common Stock were issued under the Company's Form S-4 Registration Statement. 77,024 shares were issued and $1.2 million of cash was paid in settlement of final valuation computations on certain acquisitions which occurred in 1996. In addition, 59,114 shares were issued as payment of debt of entities acquired in 1997.

        On June 27, 1997, the Company consummated its acquisition of R2T2 accounted for as a pooling of interests, pursuant to which the Company issued 1,705,000 shares of Common Stock in the transaction under the Company's Form S-4 Registration Statement. The Company incurred nonrecurring merger costs of approximately $1.0 million during the second quarter of 1997 as a result of the merger consummated with R2T2. The merger costs include severance and bonuses, professional fees, and other merger related costs. As of June 30, 1997, $510,000 had been accrued for merger costs expected to be paid by the end of 1997. Periods prior to 1995 have not been restated to include the accounts and operations of the acquired company as combined results are not materially different from the results as previously presented. Combined and separate results of operations of the Company prior to consummation of the merger, and R2T2 for the restated periods, are as follows (in thousands):

                                            Superior      R2T2    Combined
   Three months ended June 30, 1996
   (unaudited):
   Revenue                                   $26,553     $2,157    $28,710
   Income before income taxes                 $5,158       $474     $5,632
   Net income                                 $3,030       $279     $3,309

   Six months ended June 30, 1996
   (unaudited):
   Revenue                                   $48,868     $3,217    $52,085
   Income before income taxes                 $7,481       $805     $8,286
   Net income                                 $4,395       $473     $4,868

        The unaudited pro forma results of operations below assume that 1996 and 1997 acquisitions accounted for as purchases occurred at the beginning of 1996. In addition to combining the historical results of all such acquired entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisitions. However, no adjustments have been reflected for nonrecurring expenses as a result of the acquisition of the entities.

                                        Six Months Ended June 30,

                                        1996               1997
                      (Unaudited and in thousands, except per share amounts)

    Total net revenue                  $84,034            $91,601
    Net income                          $5,571             $6,900
    Earnings per share                   $0.32              $0.35

        The above pro forma financial information is based on certain assumptions and preliminary estimates which are subject to change. The above pro forma financial information reflects the consideration paid at closing for all 1996 and 1997 acquisitions accounted for as purchases. It does not reflect the payments of any contingent consideration. The above pro forma financial information also does not reflect anticipated volume or price increases, synergies or other potential operational improvements. The pro forma financial information does not purport to be indicative of the results which would actually have been recognized had the purchase transactions been completed on January 1, 1996 or which may be obtained in the future.

   4.   Shareholders' Investment

        On February 11, 1997, the Company granted employee incentive stock options exercisable for 302,935 shares of Common Stock at an exercise price of either $21.50 or $23.65 per share (fair market value on grant date was $21.50). During the three months ended June 30, 1997, an additional 45,000 employee incentive stock options were granted at an exercise price of either $21.50 or $22.25 per share. The options become exercisable 25% after one year and an additional 6.25% for each quarter thereafter.

        On May 13, 1997, the Company granted non-qualified common stock options for 17,500 shares at an exercise price of $21.25 per share to independent directors serving on the Company's Board of Directors. These options vest ratably over an approximate three-year period.

   5.   Commitments and Contingencies

        In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of June 30, 1997, the estimated one-time capital cost for the additional extraction wells was $107,000, together with estimated annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system of $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocates the costs of the remediation. Under the settlement agreement, two generator PRPs agreed to contribute a total of 38% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill.
   The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller. The seller's remaining potential indemnification obligation was collateralized as of June 30, 1997 by $2,317,245 in cash held in escrow. The $2,317,245 recoverable from the seller is included on the Company's balance sheet as part of "other assets." The Company has established reserves which it believes are adequate to cover the estimate of identified potential remediation costs.

        In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified.
   At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of remediation and monitoring with respect to these contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's Common Stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes any liability in excess of the indemnification obligation of the shareholder is expected to be immaterial.

        The Missouri Department of Natural Resources ("MDNR") has alleged that the prior owner of the Company's Oak Ridge Landfill in Ballwin, Missouri exceeded the permitted vertical elevation of the landfill by allowing disposal of solid waste outside the permitted contours of the landfill. The MDNR has also alleged that the landfill has not complied with the terms of a settlement agreement with the MDNR addressing these allegations. A Company subsidiary purchased the landfill in September 1996. The Company is unable to assess the cost, if any, of correcting this alleged violation, or the extent of any fine which may be imposed by MDNR. The Company believes that any expense associated with correcting the alleged violation as well as any such fine imposed would be covered by the indemnification obligations of the landfill's prior owner.

        A group of local citizens has filed a petition with the WDNR for an administrative contested case hearing with respect to one of Superior's Wisconsin landfills. The petition challenges the environmental feasibility of the proposed expansion at the landfill.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   General

        As of June 30, 1997, the Company provided solid waste collection, transfer, recycling and disposal services to over 400,000 residential, commercial and industrial customers in Wisconsin and in Alabama, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio and Pennsylvania. As of June 30, 1997, solid waste operations consisted of ten Company-owned and operated landfills, 29 collection operations, 14 recycling facilities and nine solid waste transfer stations. The Company also manages five other landfills for third parties. The Company also provides other integrated waste services, most of which are project-based and provide additional waste volumes to the Company's landfills.

             As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1996      1997      1996      1997

   Collection                           45%       51%       46%       52%
   Third party disposal                 25%       21%       23%       21%
   Recycling                            12%       11%       12%       12%
   Other integrated waste services      18%       17%       19%       15%
                                       100%      100%      100%      100%

        The Company believes that future operations acquired will continue the trend in its revenue mix away from recycling and other integrated waste services and more towards solid waste collection and disposal. The percentage of revenue obtained from collection services increased to 52% in the first six months of 1997 compared to 46% in the first six months of 1996 due to a greater portion of revenue being generated from collection operations acquired since June 30, 1996.

        As of the date of this report, the Company had entered into preliminary, nonbinding letters of intent and purchase agreements relating to the possible acquisition of three additional solid waste landfills (two of which are in new markets) and several collection companies (one in a new market) which businesses the Company estimates represent aggregate annualized revenue of more than $15 million. The Company cannot predict whether these letters of intent and purchase agreements will result in consummated acquisitions or whether the terms of any such consummated acquisitions will be the same as the terms contemplated. There can be no assurance that actual revenues realized by the Company from the successful acquisition of these potential acquisition candidates will not differ or differ materially from such estimate.

        All financial data for the three- and six-month periods ended
   June 30, 1996 and 1997 have been restated and give retroactive effect to reflect the Company's June 27, 1997 acquisition of R2T2 in a transaction accounted for as a pooling of interests.

   Results of Operations

   Overview

        Revenues in the 1997 second quarter of $45.3 million increased 57.8% over the comparable period in the prior year, as restated, primarily due to businesses acquired and successfully integrated into the Company during the latter half of 1996 and in the second quarter of 1997. Earnings per share, excluding one-time merger costs resulting from the acquisition of R2T2 increased 33.3% to $0.24 per share from $0.18 per share for the second quarter of 1996. The one-time merger costs related to the Company's acquisition of R2T2 totaled approximately $0.04 per share, reducing reported net earnings to $0.20 per share. Earnings per share, including the merger costs, increased 11.1% to $0.20 per share from $0.18 per share for the second quarter of 1996. Net income, exclusive of these merger costs, increased 40.8% to $4.7 million in the 1997 second quarter, from $3.3 million in the same period of 1996, as restated. Net income, including the merger costs, increased 17.8% to $3.9 million in the 1997 second quarter from $3.3 million in the same period of 1996, as restated.

        For the first six months of 1997, revenues increased 45.9% to $76.0 million compared to $52.1 million for the same period in the prior year, as restated, largely reflecting the impact of operations acquired since June 30, 1996. Operating income as a percentage of revenue decreased reflecting the $1.0 million of merger costs incurred in June 1997 related to the R2T2 acquisition accounted for as a pooling of interests. Despite the $1.0 million of merger costs incurred, net income increased 30.1% to $6.3 million in the first half of 1997 from $4.9 million in the first half of 1996, as restated. Earnings per share increased to $0.33 for the first six months of 1997 from $0.28 per share for the same period in 1996.

        The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                       Three months ended June 30,  Six months ended June 30,
                                      1996       1997       1996       1997

   Revenues                          100.0%     100.0%     100.0%     100.0%
   Cost of Operations                 50.8       54.5       52.5       54.3
   Selling, general and               15.1       13.8       16.3       15.6
   administrative expenses
   Merger costs                        -          2.3        -          1.4
   Depreciation and amortization      14.7       12.9       15.2       13.5
   Operating income                   19.4       16.5       16.0       15.2
   Interest expense                    0.5        0.8        1.0        0.7
   Other (income) expense             (0.7)       0.5       (0.9)       -
   Income before income taxes         19.6       15.2       15.9       14.5
   Income taxes                        8.1        6.6        6.6        6.2
   Net income                         11.5%       8.6%       9.3%       8.3%

   Revenues

        Revenues increased $16.6 million, or 57.8%, and $23.9 million, or 45.9%, for the three- and six-month periods, respectively, ended June 30, 1997 compared with the same periods in 1996, as restated. These increases for each 1997 period were primarily due to the impact of operations acquired since June 30, 1996. Revenues for each 1997 period compared to the same periods in 1996, as restated, increased $14.8 million and $21.6 million, respectively, from the impact of operations acquired and accounted for under the purchase method. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills. Daily disposal volume at the Company's landfills rose to an average of more than 9,900 tons per day in the 1997 second quarter compared to an average of 7,000 tons per day in the corresponding period last year, including the average daily tonnage of the two landfills owned by R2T2. The higher landfill volume was predominantly the result of waste received at three new disposal sites acquired since June 30, 1996, as well as increased volumes of special waste streams from the Company's project-driven other integrated waste services and increased volumes received from a disposal contract for a customer's Milwaukee collection operations.

        Revenue from other integrated waste services as a percentage of total revenue decreased from 19% in the first six months of 1996 to 15% in the first six months of 1997. While growth in volumes of special waste generated by the Company's Special Services increased on a comparable basis between periods, project-based revenues declined approximately $1.0 million in the first half of 1997 primarily due to the impact of a large project performed in the first quarter of 1996.

        The impact of prices for recyclable wastepaper had essentially no effect on revenues in the 1997 second quarter compared to the 1996 second quarter. The Company expects this trend to continue for the remainder of 1997 assuming average resale prices remain at levels similar to 1996. The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions.
   The Company's recycling operations continued to be profitable in the 1997 second quarter due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

        Cost of operations increased $10.1 million, or 69.4%, and $13.9 million, or 50.8%, for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996, as restated. As a percentage of revenues, cost of operations increased from 50.8% in the second quarter of 1996, as restated, to 54.5%, in the second quarter of 1997 and from 52.5% in the first six months of 1996, as restated, to 54.3% in the first six months of 1997, in each case primarily due to the higher relative percentage of business recognized from collection operations (which typically have higher costs of operations as a percentage of revenues than disposal operations). Changes in this trend are dependent on the timing and mix of potential future business acquisitions, as well as the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired after June 30, 1996.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $1.9 million, or 44.3%, and $3.3 million, or 39.1%, for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996, as restated. As a percentage of revenues, SG&A decreased to 13.8% in the second quarter of 1997 compared to 15.1% the second quarter of 1996, as restated, and to 15.6% in the first six months of 1997 compared to 16.3% in the first six months of 1996. This trend is expected to continue in the near term due primarily to the impact of spreading corporate SG&A costs over a larger revenue base as the Company integrates its recent acquisitions and continues to pursue its acquisition growth strategy. While SG&A decreased as a percentage of revenues, the actual dollar amount of SG&A increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the operations acquired after June 30, 1996.

   Merger Costs

        The Company incurred nonrecurring merger costs of approximately $1.0 million during the second quarter of 1997 as a result of the merger consummated June 27, 1997 with R2T2. The merger costs included severance and bonuses, professional fees, and other related merger costs. As of June 30, 1997, $510,000 had been accrued for merger related costs expected to be paid by the end of 1997.

   Depreciation and Amortization

        Depreciation and amortization increased $1.6 million, or 37.6%, and $2.4 million, or 30.5%, for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996, as restated, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and operations acquired after June 30, 1996. As a percentage of revenues, depreciation and amortization decreased to 12.9% in the second quarter of 1997 compared to 14.7% in the second quarter of 1996, as restated, and to 13.5% in the first six months of 1997 compared to 15.2% in the first six months of 1996, as restated, due to the lower relative percentage of revenues received from disposal operations (which typically have higher depreciation and amortization costs as a percentage of revenue compared to collection operations) and due to lower depletion rates at several landfills. These lower depletion rates reflect an increase in special waste volumes which typically utilizes fewer cubic yards of air space due to the density of this type of waste.

   Interest Expense

        Interest expense increased $220,000, or 150.7%, and $16,000, or 2.9%, for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996, as restated. Interest of $457,000 was capitalized during the first half of 1997 related to land being developed.

   Other Income (Expense)

        Other income (expense) increased $459,000 from other income of $210,000 in the three-month period ended June 30, 1996, as restated, to an expense of $249,000 in the three-month period ended June 30, 1997. Other income decreased $484,000 from other income of $486,000 in the six-month period ended June 30, 1996, as restated, to $2,000 in the six-month period ended June 30, 1997. Approximately $500,000 of direct costs associated with acquisition activity primarily related to one unsuccessful acquisition bid for a significant company being liquidated in a bankruptcy auction process were charged against earnings in the second quarter of 1997.

   Liquidity and Capital Resources

        The Company's balance sheet at June 30, 1997 reflected approximately $5.1 million in cash and cash equivalents compared to $16.6 million at December 31, 1996, as restated.

        At June 30, 1997, the Company had approximately $60.0 million of long-term borrowings and $2.3 million in letters of credit outstanding under its revolving credit facility, with $47.7 million remaining available under its credit facility for future borrowings. Total long-term debt at June 30, 1997 was $60.6 million. At June 30, 1997, the ratio of the Company's long-term debt to total capitalization was 33.4% compared to 4.4% at December 31, 1996, as restated. This increase was attributable primarily to acquisition activity.

        On August 7, 1997, the Company filed a Form S-3 "shelf" registration statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock. The shares registered may be offered by the Company and sold to the public from time to time or at any time, as determined by market conditions and other factors. The Company registered the shares on the shelf registration statement in order to provide it with the ability and flexibility to raise equity capital by issuing additional shares of common stock quickly to take advantage of favorable market conditions and to facilitate its growth strategy of acquiring additional solid waste operations. The shares may be offered and sold directly by the Company or through agents, underwriters or dealers designated from time to time, as will be offered and further set forth in any prospectus supplement with respect to the registered shares.

        The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal, transfer and collection operations. As of the date of this report, the Company had entered into preliminary, nonbinding letters of intent and purchase agreements relating to the possible acquisition of three additional solid waste landfills (two of which are in new markets) and several collection companies (one in a new market). If all definitive purchase agreements were completed on the terms set forth in such agreements, the Company would be required to pay approximately $17.8 million in cash purchase price and assumption of indebtedness. There can be no assurance such acquisitions will be completed or, if completed, will be completed on the same terms as set forth in such purchase agreements. The cash required to fund any future acquisitions in 1997 will likely be provided from one or more of the following sources: net proceeds from common stock offered under the Company's Form S-3 "shelf" registration statement, existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility. During the first half of 1997, the Company paid $74.6 million to complete 12 acquisitions of solid waste operations.

        Capital expenditures for the six months ended June 30, 1997 were $11.8 million compared to $6.2 million for the six months ended June 30, 1996, as restated, primarily due to increased spending for trucks and other revenue producing assets. Capital expenditures for 1997 are currently expected to be approximately $23.0 million compared to $17.5 million in 1996, as restated. The Company intends to fund future capital expenditures principally through internally generated funds and equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations for the six months ended June 30, 1997 increased to $14.2 million from $9.3 million in the six months ended June 30, 1996, as restated. The increase was primarily due to an increase in accounts payable and accrued expenses of $5.6 million, the increase in net income of $1.5 million, and the increase in depreciation and amortization, a noncash expense, of $2.4 million between the first six months of 1996, as restated, and the first six months of 1997. These increased cash amounts were offset by the increase in accounts receivable of $3.2 million between the first six months of 1996, as restated, and the first six months of 1997.

        Net cash used in investing activities for the six months ended June 30, 1997 increased to $87.0 million from $9.0 million in the six months ended June 30, 1996, as restated. The increase was primarily due to the Company's $75.8 million of net cash payments for operations acquired and the $5.6 million increase in capital expenditures in the six months ended June 30, 1997 compared to the six months ended June 30, 1996, as restated.

        Net cash provided by financing activities in the six months ended June 30, 1997 totaled $61.3 million, compared to $18.6 million in the six months ended June 30, 1996, as restated, reflecting proceeds from borrowings under the Company's $110 million revolving credit facility in the second quarter of 1997 and proceeds from the exercise of employee stock options. The cash provided by financing activities in 1996, as restated, reflected the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996 and the subsequent reduction of the Company's outstanding debt.

   Seasonality

        The Company's historical results of operations have tended to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. Also, certain operating and other fixed costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

                                     PART II

   Item 1.   Legal Proceedings

             See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain legal proceedings.

   Item 4.   Submission of Matters to a Vote of Security Holders

             The Company's 1997 annual meeting of shareholders was held on Tuesday, May 13, 1997. At the meeting, the shareholders elected each of Gary G. Edler and Warner C. Frazier to the Company's Board of Directors for three-year terms expiring at the Company's 2000 annual meeting of shareholders and until their successors are duly qualified and elected. The terms of all other then serving directors continued after the meeting, including Joseph P. Tate, G. William Dietrich, Francis J. Podvin, Donald Taylor and Walter G. Winding. As of the April 2, 1997 record date for the annual meeting, 17,485,140 shares of Common Stock were outstanding and eligible to vote. Of the 13,562,278 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:
                                 For                   Withheld
   Name                   Votes     Percentage     Votes     Percentage

   Gary G. Edler       13,555,478      99.9%       6,800        0.1%
   Warner C. Frazier   13,553,610      99.9%       8,668        0.1%

             The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

             No other matters were brought before the meeting for a shareholder vote.

   Item 6.        Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

             (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

                  1. Form 8-K, dated May 2, 1997, reporting the Company's acquisition of net assets from Browning-Ferris Industries, Inc.

                  2. Form 8-K/A (Amendment No. 1), dated June 27, 1997, amending the Current Report on Form 8-K, dated May 2, 1997.

                  3. Form 8-K/A (Amendment No. 2), dated June 30, 1997, amending the Current Report on Form 8-K, dated May 2, 1997.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Superior Services, Inc.
                                 (Registrant)

   Date    August 14, 1997       /s/ George K. Farr
                                 George K. Farr
                                 Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

   Exhibit Number      Exhibit Description

        10.14 Employment Agreement dated July 10, 1997 between the Company and Scott S. Cramer

        27             Financial Data Schedule