Form 10-Q
period 1997-09-30
SUPERIOR SERVICES INC
filed 1997-11-14
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on November 5, 1997 was 23,809,421.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                    For the Quarter Ended September 30, 1997

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

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .11-17

   PART II.  OTHER INFORMATION

     Item 1  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  18

     Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  18

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                  December 31, September 30,
                                                         1996        1997
                                                    (Restated)
   ASSETS
       Current assets:
           Cash and cash equivalents                    $16,579     $55,124
           Trade accounts receivable                     19,226      35,247
           Prepaid expenses and other current assets      2,817       4,166
                                                       --------    --------
       Total current assets                              38,622      94,537

       Property and equipment, net                      115,691     172,575
       Restricted funds held in trust                     8,035       7,007
       Other assets                                       4,044       3,780
       Intangible assets, net                            23,634      57,999
                                                       --------    --------
       Total assets                                    $190,026    $335,898
                                                       ========    ========
   LIABILITIES AND SHAREHOLDERS' INVESTMENT
       Current liabilities:
           Current maturities of long-term debt          $2,529      $1,913
           Trade accounts payable                         6,966       9,415
           Accrued payroll and related expenses           3,178       4,240
           Other accrued expenses                         9,825      14,107
           Accrued income taxes                             299       2,823
                                                       --------    --------
       Total current liabilities                         22,797      32,498

       Long-term debt, net of current maturities          4,907       3,853
       Disposal site closure and long-term
        care obligations                                 30,470      39,151
       Deferred income taxes                             13,679      13,399
       Other liabilities                                 11,128      14,111

       Commitments and contingencies

       Shareholders' investment:
           Common stock                                     187         233
           Additional paid-in capital                    81,754     195,743
           Retained earnings                             25,104      36,910
                                                       --------    --------
       Total shareholders' investment                   107,045     232,886
                                                       --------    --------
       Total liabilities and shareholders' investment  $190,026    $335,898
                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)

                                   Three months              Nine months
                                   ended Sept. 30,          ended Sept. 30,
                                     1996        1997       1996        1997
                                (Restated)             (Restated)

   Revenues                       $31,478     $51,578    $83,563    $127,552

   Expenses:

       Cost of operations          15,617      28,761     42,963      69,991

       Selling, general and
        administrative costs        4,608       6,260     13,110      18,090

       Merger costs                     -           -          -       1,035

       Depreciation and
        amortization expenses       4,135       6,935     12,030      17,236
                                  -------     -------    -------     -------
                                   24,360      41,956     68,103     106,352
                                  -------     -------    -------     -------
   Operating income                 7,118       9,622     15,460      21,200

   Other income (expense):

       Interest expense               (99)       (471)      (643)     (1,030)

       Other income (expense)        (187)        163         300        165
                                  -------     -------    -------     -------

   Income before income taxes       6,832       9,314     15,117      20,335

   Provision for income taxes       2,818       3,842      6,236       8,529
                                  -------     -------    -------     -------

   Net income                      $4,014      $5,472     $8,881     $11,806
                                   ======      ======     ======     =======
   Earnings per share               $0.21       $0.27      $0.50       $0.60
                                   ======      ======     ======     =======
   Weighted average number
    of common and common
    equivalent shares
    outstanding                18,791,386  20,470,838 17,815,431  19,755,520
                               ==========  ========== ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                Additional
                                 Common Stock    Paid-In    Retained
                               Shares    Amount  Capital    Earnings   Total
   Balance at
   December 31, 1996,
    as previously reported  17,021,449     $170   $80,015   $23,683  $103,868
   Shares issued for
   pooling of interests      1,705,000       17     1,739     1,421     3,177
                            ----------     ----   -------   -------  --------
   Balance at
   December 31, 1996,
    as restated             18,726,449      187    81,754    25,104   107,045
   Net income                        -        -         -    11,806    11,806
   Issuance of
   common stock:
    Shares sold to public,
    net of costs             4,000,000       40   106,010         -   106,050
    Stock options              409,579        4     5,192         -     5,196
    Acquisitions               136,138        2     2,787         -     2,789
                            ----------     ----   -------   -------  --------
   Balance at
   September 30, 1997       23,272,166     $233  $195,743   $36,910  $232,886
                            ==========     ====  ========   =======  ========


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                   For the nine months ended September 30,
                                                       1996         1997
                                                    (Restated)
   OPERATING ACTIVITIES
   Net income                                         $8,881       $11,806
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                   12,030        17,236
      Deferred income taxes                             (454)         (280)
      Gain on sale of assets                             (57)           (4)
      Changes in operating assets and liabilities,
      net of effects of acquired businesses:
         Accounts receivable                          (2,640)      (12,229)
         Prepaid expenses and other current assets       142        (1,063)
         Accounts payable and accrued expenses         5,089         3,926
         Disposal site closure and long-term care
          obligation                                   1,859         1,298
         Other                                           914         2,583
                                                     -------       -------
   Net cash provided by operating activities          25,764        23,273

   INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired   (14,629)      (77,819)
   Capital expenditures                              (12,884)      (19,983)
   Proceeds from sale of discontinued operations         562             -
   Proceeds from sale of property and equipment          425           753
   Increase (decrease) in restricted funds
     held in trust                                      (846)        1,557
                                                     -------       -------
   Net cash used in investing activities             (27,372)      (95,492)

   FINANCING ACTIVITIES
   Net decrease in short-term borrowings              (1,697)         (616)
   Proceeds from long-term debt                            -         4,364
   Payments of long-term debt                        (19,329)       (4,230)
   Issuance of common stock                           37,282       111,246
                                                     -------       -------
   Net cash provided by financing activities          16,256       110,764
                                                     -------       -------
   Net increase in cash and cash equivalents          14,648        38,545
   Cash and cash equivalents at beginning of period    3,101        16,579
                                                     -------       -------
   Cash and cash equivalents at end of period        $17,749       $55,124
                                                     =======       =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.   Organization and Basis of Presentation

        Superior Services, Inc. ("Superior" or the "Company") is an integrated solid waste services company providing solid waste collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste in nine states. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented. The Company has also restated the previously issued financial statements for the three and nine months ended September 30, 1996 and the consolidated balance sheet presented as of December 31, 1996 to reflect the acquisition of Resource Recovery Transfer & Transportation, Inc. ("R2T2") consummated on June 27, 1997 and accounted for using the pooling of interests method. Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior and the related notes thereto (the "Financial Statements") included in the Company's Form 10-K for the year ended December 31, 1996.

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

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, basic earnings per share will exclude the dilutive effect of stock options. Basic earnings per share for the nine months ended September 30, 1997 and September 30, 1996 would both have been one cent higher than previously reported primary earnings per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   3.   Acquisitions

        In the first nine months of 1997, the Company acquired 21 businesses which were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $76.6 million in cash. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

        During the first nine months of 1997, in addition to the shares issued to effect the R2T2 acquisition discussed below, 136,138 shares of Common Stock were issued under the Company's Form S-4 Registration Statement. 77,024 shares were issued and $1.2 million of cash was paid in settlement of final valuation computations on certain acquisitions which occurred in 1996. In addition, 59,114 shares were issued in payment of debt of entities acquired in 1997.

        On June 27, 1997, the Company consummated its acquisition of R2T2, accounted for as a pooling of interests, pursuant to which the Company issued 1,705,000 shares of Common Stock in the transaction under the Company's Form S-4 Registration Statement. The Company incurred nonrecurring merger costs of approximately $1.0 million during the second quarter of 1997 as a result of the merger consummated with R2T2. The merger costs include severance and bonuses, professional fees, and other merger related costs. As of September 30, 1997, $270,000 had been accrued for merger costs expected to be paid by the end of 1997. Periods prior to 1995 have not been restated to include the accounts and operations of the acquired company as combined results are not materially different from the results as previously presented. Combined and separate results of operations of the Company prior to consummation of the merger, and R2T2 for the restated nine months ended September 30, 1996, are as follows (in thousands):
                                      Superior       R2T2      Combined
   Nine months ended Sept. 30, 1996
   (unaudited):
   Revenue                            $78,587        $4,976    $83,563
   Income before income taxes         $14,342        $  775    $15,117
   Net income                         $ 8,426        $  455    $ 8,881

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

                            Nine Months Ended September 30,
                                   1996            1997
                  (Unaudited and in thousands, except per share amounts)

   Total net revenue             $135,477       $146,205

   Net income                    $ 11,215       $ 12,560

   Earnings per share            $   0.62       $   0.64

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

   4.   Shareholders' Investment

        On February 11, 1997, the Company granted employee incentive stock options exercisable for 302,935 shares of Common Stock at an exercise price of either $21.50 or $23.65 per share (fair market value on grant date was $21.50). During the nine months ended September 30, 1997, an additional 165,000 employee incentive stock options were granted at exercise prices between $21.50 and $24.375 per share. The options become exercisable 25% after one year and an additional 6.25% for each quarter thereafter. On October 20, 1997, an additional 325,000 employee incentive stock options were granted at an exercise price of $25.0625 per share. These options become exercisable in increments of 6.25% per quarter.

        On May 13, 1997, the Company granted non-qualified common stock options for 17,500 shares at an exercise price of $21.25 per share to independent directors serving on the Company's Board of Directors. These options vest ratably over an approximate three-year period.

        In September 1997, the Company completed a follow-on public stock offering in which it issued 4,000,000 shares of common stock at a price of $28.00 per share, resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the
   Company of approximately  $106.1 million.   Subsequent to the end of the
   third quarter, the underwriters of the Company's follow-on stock offering partially exercised their over-allotment option and, as a result, an additional 403,500 shares were sold by the Company in October 1997 at the price of $28.00 per share, resulting in net proceeds of $10.7 million.

   5.   Commitments and Contingencies

        In connection with at an acquisition in March 1993, the Company was required to accept the transfer of at an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of September 30, 1997, the estimated one-time capital cost for the additional extraction wells was $107,000. Annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system are estimated as $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. The Company has entered into a settlement agreement with certain generator PRPs which allocates the costs of the remediation.
   Under the settlement agreement, certain of the generator PRPs agreed to contribute a total of approximately 42% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. The seller and former owner of the closed landfill agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller. The seller's remaining potential indemnification obligation was collateralized as of September 30, 1997 by $2,317,245 in cash held in escrow. The $2,317,245 recoverable from the seller is included on the Company's balance sheet as part of "other assets." On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remediation plan for the closed landfill approximates $688,000. The reasonable present value of the likely remediation plan is presently the subject of an arbitration proceeding demanded by the seller. If the arbitrator agrees with the engineer's estimate, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow, which would result in a reduction of its "other asset" and the related liability account on its balance sheet. Although the engineer's estimate of such potential costs was substantially less than the Company's current estimate, the Company believes its existing financial reserves, together with the amounts paid and remaining payable by the seller and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs of such landfill. As is the case with all sites on the NPL, the performance of the selected remedies at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedies do not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR or EPA. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

        In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified.
   At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of remediation and monitoring with respect to these contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's Common Stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environmental liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

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

   General

        As of September 30, 1997, the Company provided solid waste collection, transfer, recycling and disposal services to over 435,000 residential, commercial and industrial customers in Wisconsin and in Alabama, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio and Pennsylvania. As of September 30, 1997, solid waste operations consisted of 12 Company-owned and operated landfills, 31 collection operations, 14 recycling facilities and 10 solid waste transfer stations. The Company also manages five other landfills for third parties. The Company also provides other integrated waste services, most of which are project-based and provide additional waste volumes to the Company's landfills.

        As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     1996      1997      1996      1997

   Collection                         43%       51%       45%       52%
   Third party disposal               25%       21%       24%       21%
   Recycling                          12%       11%       12%       11%
   Other integrated waste services    20%       17%       19%       16%
                                     ----      ----      ----      ----
                                     100%      100%      100%      100%
                                     ====      ====      ====      ====

        The Company believes that future operations acquired will continue the trend in its revenue mix away from recycling and other integrated waste services and more towards solid waste collection and disposal. The percentage of revenue obtained from collection services increased to 52% in the first nine months of 1997 compared to 45% in the first nine months of 1996 due to a greater portion of revenue being generated from collection operations acquired since September 30, 1996.

        All financial data for the three- and nine-month periods ended September 30, 1996 and 1997 have been restated and give retroactive effect to reflect the Company's June 27, 1997 acquisition of R2T2 in a transaction accounted for as a pooling of interests.

   Results of Operations

   Overview

        Revenues in the 1997 third quarter of $51.6 million increased 63.9% over the comparable period in the prior year, as restated, primarily due to businesses acquired and successfully integrated into the Company during the latter half of 1996 and in the second quarter of 1997. Earnings per share increased 28.6% to $0.27 per share in the 1997 third quarter from $0.21 per share for the third quarter of 1996 as restated. Net income increased 36.3% to $5.5 million in the 1997 third quarter, from $4.0 million in the same period of 1996, as restated.

        For the first nine months of 1997, revenues increased 52.6% to $127.6 million compared to $83.6 million for the same period in the prior year, as restated, largely reflecting the impact of operations acquired since September 30, 1996. Operating income as a percentage of revenue decreased reflecting the increase in cost of operations due to the higher relative percentage of non-integrated collection business resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities and the $1.0 million of merger costs incurred in June 1997 related to the R2T2 acquisition accounted for as a pooling of interests. Net income increased 32.9% to $11.8 million in the first nine months of 1997 from $8.9 million in the first nine months of 1996, as restated. Earnings per share increased to $0.60 for the first nine months of 1997 from $0.50 per share for the same period in 1996, as restated.

        The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                        Three months        Nine months
                                        ended Sept.30,      ended Sept 30,
                                        1996     1997       1996       1997

   Revenues                            100.0%   100.0%     100.0%     100.0%
   Cost of operations                   49.6     55.8       51.4       54.9
   Selling, general and
    administrative expenses             14.6     12.1       15.7       14.2
   Merger costs                          -        -          -          0.8
   Depreciation and amortization        13.1     13.4       14.4       13.5
                                        ----     ----       ----       ----
   Operating income                     22.7     18.7       18.5       16.6
   Interest expense                     (0.3)    (0.9)      (0.8)      (0.8)
   Other income (expense)               (0.6)     0.3        0.4        0.1
                                        ----     ----       ----       ----
   Income before income taxes           21.8     18.1       18.1       15.9
   Income taxes                          9.0      7.5        7.5        6.6
                                        ----     ----       ----       ----
   Net income                           12.8%    10.6%      10.6%       9.3%
                                        ====     ====       ====       ====

   Revenues

        Revenues increased $20.1 million, or 63.9%, and $44.0 million, or 52.6%, for the three- and nine-month periods, respectively, ended September 30, 1997 compared with the same periods in 1996, as restated. These increases for each 1997 period were primarily due to the impact of operations acquired since September 30, 1996 which were accounted for under the purchase method of accounting. Revenues for each 1997 period compared to the same periods in 1996, as restated, increased $18.3 million and $38.7 million, respectively, from the impact of these acquired operations. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills. Daily disposal volume at the Company's landfills rose to an average of almost 11,300 tons per day in the 1997 third quarter compared to an average of about 7,900 tons per day in the corresponding period last year, including the average daily tonnage of the two landfills owned by R2T2. The higher landfill volume was predominantly the result of waste received at disposal sites acquired, as well as increased volumes of special waste streams from the Company's project-driven other integrated waste services.

        Revenue from other integrated waste services as a percentage of total revenue decreased from 20% in the first nine months of 1996 to 17% in the first nine months of 1997, primarily due to acquisition activity by the Company since September 30, 1996.

        1997 third quarter revenues compared to 1996 third quarter revenues increased approximately 2% from the impact of prices for recyclable wastepaper. The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. The Company's recycling operations continued to be profitable in the 1997 third quarter due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

        Cost of operations increased $13.1 million, or 84.2%, and $27.1 million, or 62.9%, for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996, as restated. As a percentage of revenues, cost of operations increased from 49.6% in the third quarter of 1996, as restated, to 55.8%, in the third quarter of 1997 and from 51.4% in the first nine months of 1996, as restated, to 54.9% in the first nine months of 1997. In each case the increase was due to the higher relative percentage of non-integrated collection business resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities and due to the higher relative percentage of business recognized from collection operations (which typically have higher costs of operations as a percentage of revenues than disposal operations). Changes in this trend are dependent on the timing and mix of potential future business acquisitions, the timing of the opening of its landfill projects under development in Ohio and Wisconsin and the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired after September 30, 1996.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $1.7 million, or 35.9%, and $5.0 million, or 38.0%, for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996, as restated. As a percentage of revenues, SG&A decreased to 12.1% in the third quarter of 1997 compared to 14.6% the third quarter of 1996, as restated, and to 14.2% in the first nine months of 1997 compared to 15.7% in the first nine months of 1996. This trend is expected to continue in the near term due primarily to the impact of leveraging corporate SG&A costs over a larger revenue base as the Company integrates its recent acquisitions and continues to pursue its acquisition growth strategy. While SG&A decreased as a percentage of revenues, the actual dollar amount of SG&A increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the operations acquired after September 30, 1996.

   Merger Costs

        The Company incurred nonrecurring merger costs of approximately $1.0 million during the second quarter of 1997 as a result of the merger consummated June 27, 1997 with R2T2. The merger costs included severance and bonuses, professional fees and other related merger costs. As of September 30, 1997, $270,000 had been accrued for merger related costs expected to be paid by the end of 1997.

   Depreciation and Amortization

        Depreciation and amortization increased $2.8 million, or 67.7%, and $5.2 million, or 43.3%, for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996, as restated, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and operations acquired after September 30, 1996. As a percentage of revenues, depreciation and amortization increased slightly to 13.4% in the third quarter of 1997 compared to 13.1% in the third quarter of 1996, as restated, due to lower depletion at one of the Company's landfills in the third quarter of 1996. The depletion costs were lower in the third quarter of 1996 as additional disposal capacity was gained at one of the company's landfills as a result of additional settlement and recompaction of the waste in a portion of the site. Depreciation and amortization decreased to 13.5% in the first nine months of 1997 compared to 14.4% in the first nine months of 1996, as restated, due to the lower relative percentage of revenues received from disposal operations (which typically have higher depreciation and amortization costs as a percentage of revenue compared to collection operations) and due to lower depletion rates at several landfills. These lower depletion rates reflect at an increase in special waste volumes which typically utilize fewer cubic yards of air space due to the density of this type of waste.

   Interest Expense

        Interest expense increased $372,000, or 375.8%, and $387,000, or 60.2%, for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996, as restated. Interest of $1 million was capitalized during the first nine months of 1997 related to land being developed.

   Other Income (Expense)

        The line item other income increased $350,000 from other expense of $187,000 in the three-month period ended September 30, 1996, as restated, to income of $163,000 in the three-month period ended September 30, 1997. Other income decreased $135,000 from other income of $300,000 in the nine-month period ended September 30, 1996, as restated, to $165,000 in the nine-month period ended September 30, 1997. Approximately $500,000 of direct costs associated with acquisition activity primarily related to one unsuccessful acquisition bid for a significant company being liquidated in a bankruptcy auction process were charged against earnings in the second quarter of 1997.

   Liquidity and Capital Resources

        The Company's balance sheet at September 30, 1997 reflected approximately $55.1 million in cash and cash equivalents compared to $16.6 million at December 31, 1996, as restated.

        At September 30, 1997, the Company had no long-term borrowings and $2.3 million in letters of credit outstanding under its revolving credit facility, with $107.7 million remaining available under its credit facility for future borrowings. Total long-term debt at September 30, 1997 was $3.9 million. At September 30, 1997, the ratio of the Company's long-term debt to total capitalization was 1.6% compared to 4.4% at December 31, 1996, as restated.

        On August 7, 1997, the Company filed a Form S-3 "shelf" registration statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock. 4,000,000 of these registered shares were sold in September 1997 at a price of $28.00 per share. The $106.1 million of net proceeds to the Company from this offering after deduction of underwriting discounts and commissions and other offering expenses were used to reduce outstanding debt by $51.7 million. The remainder of the net proceeds have been and will continue to be used for potential future
   acquisitions, capital expenditures, and working capital.   Pending
   specific application, the Company has invested the unused net proceeds in short-term interest bearing securities. Subsequent to the end of the third quarter, the underwriters of the Company's follow-on stock offering partially exercised their over-allotment option and, as a result, an additional 403,500 shares were sold by the Company in October 1997 at the price of $28.00 per share, resulting in net proceeds of $10.7 million.

        The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal, transfer and collection operations. The cash required to fund any future acquisitions in 1997 will likely be provided from one or more of the following sources: the net proceeds from the Company's recent follow-on stock offering, existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility. During the first nine months of 1997, the Company paid $76.6 million to complete 20 acquisitions of solid waste operations and one marine services company.

        Capital expenditures for the nine months ended September 30, 1997 were $20.0 million compared to $12.9 million for the nine months ended September 30, 1996, as restated, primarily due to increased spending for trucks and other revenue producing assets. Capital expenditures for 1997 are currently expected to be approximately $24.0 million compared to $17.5 million in 1996, as restated. The Company intends to fund future capital expenditures principally through internally generated funds and equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations for the nine months ended
   September 30, 1997 decreased to $23.3 million from $25.8 million in the nine months ended September 30, 1996, as restated. The decrease was primarily due to at an increase in accounts receivable of $9.6 million attributable to the increased sales volume from acquisitions completed since September, 1997. The increase in accounts receivable was virtually offset by the increase in net income of $2.9 million, and the increase in depreciation and amortization, a noncash expense, of $5.2 million between the first nine months of 1996, as restated, and the first nine months of 1997.

        Net cash used in investing activities for the nine months ended September 30, 1997 increased to $95.5 million from $27.4 million in the nine months ended September 30, 1996, as restated. The increase was primarily due to the Company's $77.8 million of net cash payments for operations acquired and the $7.1 million increase in capital expenditures in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, as restated.

        Net cash provided by financing activities in the nine months ended September 30, 1997 totaled $110.8 million, compared to $16.3 million in the nine months ended September 30, 1996, as restated, reflecting the receipt of $106.1 million in net proceeds from the follow-on offering of the Company's stock in September 1997. The cash provided by financing activities in 1996, as restated, reflected the receipt of $37.2 million in net proceeds from the initial public offering of the Company's stock in March 1996 and the subsequent reduction of the Company's outstanding debt.

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

                                     PART II

   Item 1.   Legal Proceedings

             See Note 5 of Notes to Condensed Consolidated
             Financial Statements included in this Form 10-Q for information regarding certain ongoing legal proceedings.

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

             (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Superior Services, Inc.
                               (Registrant)

   Date  November 14, 1997         /s/ George K. Farr
                                   George K. Farr
                                   Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

   Exhibit Number      Exhibit Description

        27             Financial Data Schedule