Form 10-K
period 1997-12-31
SUPERIOR SERVICES INC
filed 1998-02-27
CIK 1005751

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997.

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
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

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

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.  [X]



   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1998.1
   $569,518,895

   Number of shares outstanding of each of the classes of the registrant's capital stock as of February 19, 1998:

                 Common Stock, $.01 par value: 24,113,958 shares

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

   Proxy Statement for 1998 annual meeting of shareholders (to be incorporated by reference into Part III upon the filing of the proxy statement with the Securities and Exchange Commission, to the extent indicated therein).

   --------------------
        1 Excludes only shares held by directors and officers of the registrant.

                                     PART I

        Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of December 31, 1997.

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

   Item 1. Business.

   General

        Superior Services, Inc. ("Superior" or the "Company") is an acquisition-oriented integrated solid waste services company providing solid waste collection, transfer, recycling and disposal services. The Company serves over 465,000 residential, commercial and industrial customers in Alabama, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia, and Wisconsin. As of December 31, 1997, the Company owned and operated 14 landfills, including a greenfield landfill and a municipal solid waste landfill, subject to a definitive purchase agreement, 29 solid waste collection operations, 14 recycling facilities and 10 solid waste transfer stations. The Company also manages 4 other third party landfills.

        Superior's objective is to be one of the largest and most profitable fully integrated providers of solid waste collection and disposal services in each market it serves. The Company's strategy to achieve this objective is to (i) continue to expand its operations and customer base in existing markets and to enter new markets through the acquisition of other solid waste businesses; (ii) pursue internal growth opportunities in its current markets; and (iii) achieve continuing operating improvements in its business. Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal, transfer and collection operations. The Company's operating strategy emphasizes the integration of the solid waste collection and disposal operations and the internalization of waste collected.

     Acquisitions

        The solid waste collection and disposal industry continues to undergo significant consolidation and integration. The Company believes that this consolidation and integration is caused primarily by four factors:
   (i) increasingly stringent environmental regulation and enforcement resulting in increased capital requirements; (ii) the inability of many smaller operators to achieve the economies of scale necessary to compete effectively with large integrated solid waste service providers;
   (iii) the evolution of an industry competitive model which emphasizes providing both collection and disposal/recycling capabilities, and (iv) the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities. Despite the considerable consolidation and integration occurring in the solid waste industry, the Company believes the industry remains primarily regional in nature and highly fragmented, and that a substantial number of potential acquisition opportunities remain.

        Since the Company's March 1996 initial public offering through December 31, 1997, the Company has acquired 39 solid waste collection, transfer and disposal operations, including seven landfills, one greenfield landfill, two recycling operations and 29 collection operations, taking the Company into 14 new service markets in five new states. During 1997, the Company acquired or merged with 26 solid waste, transfer and disposal operations, including five landfills, one greenfield landfill, two recycling operations and 18 solid waste collection operations, with annualized revenues of approximately $75 million. A single acquisition transaction may involve the purchase of multiple business operations.

        The Company intends to continue to expand its geographic scope through acquisitions by (i) expanding into adjacent and new markets by pursuing principally a "hub and spoke" acquisition strategy and (ii) increasing its revenues and operational and administrative efficiencies through "tuck-in" and other acquisitions of profitable solid waste collection operations in its existing markets.

        In addition to 11 full time market development personnel and its Vice President-Market Development, the Company's senior and executive management teams focus a substantial part of their time identifying acquisition candidates and consummating acquisitions.

        The following table sets forth the Company's acquisitions of operations completed in 1997:


    Acquired         Month         Principal
    company          acquired      business        Location     Market area

    Certain assets   December      Lamp            St. Paul,    Minnesota
    of Dynex         1997          recycling, on-  MN           and
    Industries,                    site lab pack,               Wisconsin
    Inc.                           liquid waste
                                   brokerage

    Noble Road       December      Solid waste     Shiloh, OH   Central Ohio
    Landfill, Inc.   1997          landfill
    (Superior
    Oakland Marsh
    Landfill)

    Chicago          October       Underwater      Chicago, IL  Illinois and
    Underwater,      1997          industrial      and          Indiana
    Inc.                           maintenance     Valparaiso,
                                                   IN

    St. Marys        October       Solid waste     St. Marys,   Central
    Garbage          1997          collection      PA           Pennsylvania
    Disposal, Inc.

    Teter Sanitary   October       Solid waste     Macon, MO    Northern and
    Landfill and     1997          landfill,                    Central
    Refuse Hauling,                solid waste                  Missouri
    Inc. (Superior                 collection,
    Maple Hill                     transportation
    Landfill)                      and transfer
                                   station

    Speedway         October       Roll-off and    Milwaukee,   Southeastern
    Recycle &        1997          lugger          WI           Wisconsin
    Disposal, Inc.                 operation

    High Ridge       October       Solid waste     Jefferson    Eastern
    Disposal         1997          collection,     County, MO   Missouri
                                   recycling and
                                   transportation

    Olosky           August 1997   Solid waste     Clearfield,  Eastern
    Sanitation                     collection and  PA           Pennsylvania
                                   transportation

    D & S Disposal   July 1997     Solid waste     Mauston, WI  Central
                                   collection,                  Wisconsin
                                   recycling and
                                   transportation

    Facchine         July 1997     Solid waste     DuBois, PA   Eastern
    Sanitation                     collection,                  Pennsylvania
                                   recycling and
                                   transportation

    Holt Landfill    June 1997     Construction    Tuscaloosa,  Central
    Co., Inc. (1)                  and demolition  AL           Alabama
    (Superior Eagle                landfill
    Bluff Landfill)

    Urban            June 1997     Solid waste     Pell City,   Central
    Sanitation                     landfill and    AL           Alabama
    Corporation (1)                collection
    (Superior Cedar
    Hill Landfill)

    Speedway         June 1997     Solid waste     Tarrant, AL  Central
    Sanitation,                    collection,                  Alabama
    Inc. (1)                       recycling and
                                   transportation

    Milliron         June 1997     Solid waste     Mansfield,   Central Ohio
    Industries                     collection,     OH
                                   recycling and
                                   transportation

    Ohio Disposal    June 1997     Solid waste     Columbus,    Central Ohio
    Systems, Inc.                  collection,     OH
                                   recycling and
                                   transportation

    Burgraff         May 1997      Solid waste     St. Cloud,   Central
    Sanitation                     collection,     MN           Minnesota
                                   recycling and
                                   transportation

    Certain assets   May 1997      Solid waste     Buffalo and  Central
    of Randy's                     collection,     St. Cloud,   Minnesota
    Sanitation,                    recycling and   MN
    Inc.                           transportation

    Certain assets   April 1997    Solid waste     DuBois and   Eastern
    of Browning-                   collection      College      Pennsylvania
    Ferris                                         Station, PA
    Industries of
    Pennsylvania,
    Inc. (2)

    Homestand Land   April 1997    Solid waste     Kersey, PA   Central
    Corp. (2)                      landfill                     Pennsylvania
    (Greentree
    Landfill)

    Certain assets   April 1997    Solid waste     Columbus,    Central Ohio
    of BFI Waste                   collection and  Zanesville
    Systems of                     transfer        and
    Ohio, Inc. (2)                                 Marietta,
                                                   OH

    Certain assets   April 1997    Solid waste     Green Bay    Northeastern
    of Browning-                   collection      and          Wisconsin
    Ferris                                         Chilton, WI
    Industries of
    Wisconsin, Inc.
    (2)

    M&N Disposal,    April 1997    Solid waste     Chilton, WI  Northeastern
    Inc. (2)                       landfill under               Wisconsin
    (Superior                      development
    Hickory Meadows
    Landfill, Inc.)

    Certain assets   March 1997    Solid waste     Horicon, WI  Southeastern
    of Ideal                       and recyclable               Wisconsin
    Disposal                       collection
    Service, Inc.

    Rest and Recoup  March 1997    Solid waste     Horicon, WI  Southeastern
    Resource                       collection                   Wisconsin
    Recovery, Inc.

    Madison Pallet   March 1997    Recycling       Madison, WI  Southeastern
                                   operation                    Wisconsin

    Eagle Waste      February      Solid waste     St. Louis,   Eastern
    Systems, Inc.    1997          collection      MO           Missouri

   (1) Holt Landfill Co., Inc., Urban Sanitation Corporation and Speedway Sanitation, Inc. are the wholly-owned subsidiaries of R2T2, acquired on June 27, 1997 in a transaction accounted for as a pooling of interests.
   (2) These operations were acquired in April 1997 in a single acquisition transaction from BFI and certain of its subsidiaries.

        There can be no assurance that the Company will be able to continue to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition. If the Company is successful in identifying and negotiating suitable acquisitions, there can be no assurance that any debt or equity financing necessary to complete any such acquisitions can be arranged on terms satisfactory to the Company or that any such financing will not significantly increase the Company's leverage or result in additional dilution to existing shareholders. Moreover, there can be no assurance that the Company will be able to continue to integrate successfully any acquired operations, or manage or improve the operating or administrative efficiencies or productivity of any acquired operations. As the Company continues to pursue acquisition opportunities in new market areas, the potential additional geographic expansion of the Company's operations resulting from the successful completion of some of those acquisition opportunities will make it more difficult for the Company to successfully and efficiently integrate such operations with the Company's existing operations. Similarly, the Company may not realize as many synergies and efficiencies from acquiring operations outside its existing market areas. Failure by the Company to implement successfully its acquisition strategy will limit, and may limit materially, the Company's growth potential and may adversely affect the Company's result of operations.

        The ongoing consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties and expense relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates has resulted, and may continue to result, in fewer attractive acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including particularly increased purchase prices. These circumstances may increase acquisition costs to levels beyond the Company's financial capabilities or pricing parameters or, as to acquisitions made by the Company, may have an adverse effect on the Company's results of operations. Several of the Company's competitors for acquisitions are larger, better known companies with significantly greater resources than the Company. The Company believes that a significant factor in its ability to consummate additional acquisitions will be the relative attractiveness of its Common Stock as an investment instrument to potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors.

     Internal Growth

        Superior believes its internal growth will come from additional sales penetration in its current and adjacent markets, marketing additional services to existing customers, including recycling services, and selective price adjustments. Utilizing a decentralized operations strategy, the Company has a 64 person sales force dedicated to increasing the Company's sales to new and existing commercial, industrial and municipal customers. A principal component of the Company's internal growth strategy is to become the sole provider of solid waste services to its customers, including solid waste, other integrated waste and recycling services.

     Operating Improvements

        The Company has implemented programs and benchmarking systems designed to improve the operational productivity, administrative efficiency and profitability of its operations through improved collection and disposal routing efficiency, consolidation of "back office" operations, equipment utilization, cost controls, employee training and safety.

        An important element of the Company's strategy for improving operating margins is to establish new transfer stations within a 150-mile radius of its existing landfills to increase its collection and transportation efficiencies and improve the Company's internalization of collected solid waste. For example, the Company recently opened a transfer station in DePere, Wisconsin to serve that newly acquired market.

   Current Operations

       Introduction

        As of 12/31/97, the Company provides integrated waste services to its customers in ten states. Specifically, the Company operates solid waste collection operations, solid waste transfer stations, recycling facilities, Company-owned solid waste landfills and managed third party landfills. The Company also provides other integrated waste services, most of which are project-based and many provide additional waste volumes to the Company's landfills and recycling facilities. These other integrated waste services include the remediation and disposal of contaminated soils and similar materials; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste. Solid waste services have been and will remain the Company's core business.

        Superior markets its services principally through its facility managers and direct sales representatives under the direction of area sales managers. The Company also obtains new customers from referral sources, reputation, and local print marketing. The Company has a diverse customer base, with no single customer accounting for more than 6% of the Company's revenues in 1997. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operations.

       Solid Waste Collection and Transfer

        As of December 31, 1997, the Company provided solid waste collection services to over 465,000 residential, commercial and industrial customers. The Company's collection operations are conducted generally within a 150-mile radius from its landfills or transfer stations. The Company contracts with local generators of solid waste and directs the waste to either its own landfill for disposal; to a third-party landfill; or, for additional handling at one of its transfer stations or recycling facilities. After compacting and/or separating at a transfer station, the Company has historically directed the waste to either its own landfill or a third party landfill.

        In 1997, approximately 65% of the solid waste collected by the Company was delivered for disposal at its own landfills, compared to
   approximately 81% in 1996.   Solid waste collection and transfer services
   accounted for approximately 52% of the Company's revenues for 1997, including revenues from disposal services provided to customers of the Company's collection and transfer units, compared to approximately 45% in 1996. These trends reflect the impact of the Company's acquisition of collection operations during the year, some of which are located in service areas where the Company does not, as yet, have its own landfill or transfer station.

        The Company's commercial and industrial collection services are generally performed under one-year to three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's commercial and industrial customers generally utilize portable containers that temporarily hold solid waste, thereby enabling the Company to service many customers with fewer collection vehicles.

        A majority of the Company's municipal solid waste collection services have historically been performed under contracts with municipalities. These contracts grant the Company exclusive rights to service all or a portion of the residential homes in a specified community or provide a central repository for residential waste drop-off. The Company had 320 municipal contracts in place as of December 31, 1997, compared to over 240 as of December 31, 1996. No single municipal contract is individually material to the Company's results of operations. Municipal contracts in the Company's market areas are typically awarded, at least initially, on a competitive bid basis and usually range in duration from one to three years. Fees are based primarily on the frequency and type of service, the distance to the disposal or processing facility and the cost of disposal or processing. Municipal collection fees are usually paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. The Company also provides subscription residential collection services directly to households.

        The Company's transfer stations receive solid waste collected primarily from its various collection operations, compact the waste and transfer the waste to larger Company-owned vehicles for transport to landfills. This procedure reduces the Company's costs by improving its utilization of collection personnel and equipment. Approximately 25% of the solid waste accepted for transfer at the Company's transfer stations in 1997 was from third parties, compared to approximately 21% in 1996.

       Recycling Services

        The Company also provides recycling services to customers in most markets as part of its strategy to be a full-service integrated solid waste services company. Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications.

        The Company operates 14 recycling facilities as part of its collection and transfer operations at which it processes, sorts and recycles paper products, certain plastics, glass, aluminum and tin cans and certain other items. The Company also operates a wood pallet recycling operation and curbside residential recycling programs in connection with its residential collection operations in many communities.


        The Company attempts to resell recycled waste products in the most commercially reasonable manner practicable and, by contract, to pass on a portion of the commodity pricing risk to its commercial and industrial clients. The Company has a five-year wastepaper purchase agreement effective through April 2000 with a national paper company pursuant to which the paper company purchases certain grades of recyclable wastepaper from the Company at above-market prices, subject to certain minimum floor resale pricing assurances. Under the terms of this agreement, the Company has the ability to sell up to all, but not less than 50%, of its supply of certain grades of recyclable wastepaper to this company. The Company believes that this agreement helps mitigate some of the variability associated with the resale of its collected and recyclable wastepaper.

        In 1997, the Company processed an average of approximately 8,400 tons of recyclable paper and cardboard per month, compared to approximately 7,200 tons per month in 1996. The increase of the average price received for recyclable wastepaper caused total revenues in 1997 to increase by approximately 1% compared to 1996. The Company expects this trend to continue, assuming resale prices are similar to 1997 levels.

     Solid Waste Landfill Disposal

        The Company owns and operates 14 solid waste landfills in Alabama, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia, and Wisconsin. This includes one greenfield landfill and one landfill subject to a definitive purchase agreement, which the Company is operating pending
   final regulatory approval.   The Company's landfill facilities are
   designed and operated to meet federal, state and local regulations in all material respects and the Company believes each of its landfill sites are in compliance with current applicable state and federal Subtitle D Regulations in all material respects. None of the Company's landfills are permitted to accept hazardous waste. In 1997, approximately 36% of the solid waste disposed of at the Company's landfills was delivered by the Company compared to approximately 34% in 1996.

        The average daily volume of waste accepted for disposal at the Company's open landfills increased to approximately 10,100 tons per day in 1997 from approximately 7,200 tons per day in 1996 in each case as restated to reflect the Company's June 27, 1997 acquisition of Resource Recovery Transfer and Transportation Inc. ("R2T2") in a transaction
   accounted for as a pooling of interests.   The increase in revenues from
   landfill disposal operations is the result of waste received at six new disposal sites acquired since June 30, 1996 and increased volumes of special waste from the Company's project-driven other integrated waste services.

        The following table provides certain information with respect to Superior landfills which are owned, under development, or subject to purchase under a definitive purchase agreement:


                                                                   Approximate
                                 Month      Year       Permitted   total
    Landfill name and location   acquired   opened     acreage(1)  acreage(1)

    Superior Cranberry Creek     *          1986       34          1,060
     landfill,
    Wisconsin Rapids, WI
    (Central Wisconsin)

    Superior Valley Meadows      *          1979       29          600(2)
     landfill,
    Fort Atkinson, WI
    (Southeastern Wisconsin)

    Superior Glacier Ridge       March      1986       59(3)       560
     landfill,                   1993
    Mayville, WI (Eastern
    Wisconsin)

    Superior Emerald Park        November   1994       35          340
     landfill,                   1993
    Muskego, WI (Milwaukee
    metropolitan area)

    Superior FCR landfill,       July       1965       24          357(4)
    Buffalo, MN (Minneapolis     1994
    metropolitan area)

    Superior Seven Mile Creek    September  1978       37          160(5)
     landfill,                   1996
    Eau Claire, WI (Northwest
    Wisconsin)

    Superior Oak Ridge           September  1975       126         180(6)
     landfill,                   1996
    Ballwin, MO (St. Louis
    metropolitan area)

    Superior Hickory Meadows     April      Greenfield 59          317
     landfill,                   1997       landfill
    Chilton,(7)  WI                         under development
    (Northeastern Wisconsin)                Scheduled
                                            to open
                                            late 1998

    Superior Greentree           April      1986       91          1,336
    landfill, Kersey, PA         1997
       (Central Pennsylvania)

    Superior Eagle Bluff         June       1988       24          87
     landfill(8)                 1997
    Tuscaloosa, AL (Central
    Alabama)

    Superior Cedar Hill          June       1975       25          418
     landfill,(9)                1997
    Pell City, AL (Central
    Alabama)

    Superior Maple Hill          October    1976       30          380
     landfill(10)                1997
    Macon, MO (Northeastern
    Missouri)

    Superior Oakland Marsh       December   1997       102         288
     landfill(11)                1997
    Mansfield, OH (Central
    Ohio)

    Sycamore landfill(12)        Acquisi-   1975       25          93
    Hurricane, WV (Central West  tion
    Virginia)                    Pending

   _______________
   *   Acquired as part of the Company's original consolidation in 1993.

   (1) Permitted acreage represents the portion of the total acreage on which disposal cells have been constructed (including any that may have been filled or capped) or may be constructed based upon an approval issued by the regulatory agency generally authorizing the development of a landfill on the acreage. The portion of total acreage that is not currently permitted is not available for waste disposal.
   (2) Does not include approximately 80 acres currently subject to acquisition by the Company upon exercise of a purchase option.
   (3) In November 1997, the WDNR approved the Company's application for a horizontal and vertical expansion of approximately 15 acres at this site.
   (4) Does not include approximately 40 acres currently subject to acquisition by the Company upon exercise of a purchase option.
   (5) Does not include approximately 80 acres currently subject to acquisition by the Company upon exercise of a purchase option.
   (6) Includes approximately 125 acres leased by the Company. See "Properties." Does not include approximately 58 acres subject to acquisition by the Company upon exercise of a purchase option.
   (7) Formerly M & N Disposal, Inc. In February 1998, the WDNR approved the Company's application for 58.7 permitted acres at this site. In December 1997, the Company entered into an interim construction agreement and is proceeding with preliminary site
        development.   The Company is currently negotiating a local host
        community agreement.
   (8)  Construction and demolition landfill, formerly Holt landfill.
   (9)  Formerly Urban landfill.
   (10) Formerly Teter Sanitary landfill.
   (11) Formerly Noble Road landfill.  This facility opened in November 1997.
   (12) The Company has entered into an interim operating agreement to operate this municipal solid waste landfill pending final regulatory approval of the Company's proposed purchase of this landfill.


       Management of Third Party Landfills

      As of December 31, 1997, the Company managed four landfills owned by third parties including a fly ash monofill in Oak Creek, Wisconsin, a bottom ash monofill in Port Washington, Wisconsin, and two paper sludge and ash captive monofills owned by separate paper companies. A monofill is a landfill which only accepts one type of waste. The fly ash and bottom ash monofills are managed with a Wisconsin public electric utility company under agreements which expire in April 2000. One of the paper company monofills is located in Brokaw, Wisconsin, and is managed under a two-year waste hauling and landfill operation agreement that expires in May 1998. The remaining monofill is located in Quinnesec, Michigan, and is managed under an agreement which expires in July 1999.

       Other Integrated Waste Services

      In order to provide integrated solid waste services to a wide range of customers, Superior provides a variety of other waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills. These services include the remediation and disposal of contaminated soils and similar materials; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste. Revenues from these other integrated waste services constituted approximately 16% of the Company's revenues in 1997 and 19% in 1996. This trend is expected to continue as the Company pursues its growth strategy of acquiring additional solid waste disposal, transfer and collection operations.

      The Company's project-based remediation services involve the removal and transportation of contaminated soil from environmental remediation projects for disposal at the Company's landfills in compliance with applicable regulations. The Company also provides value-added services to bioremediate contaminated soils at its landfills prior to final disposal. After excavation, the Company uses nutrients and micro-organisms to naturally remove or reduce contaminants from contaminated soil before disposing of the remediated soils in its landfills or using the remediated soils in landfill construction. The Company's environmental field services, which are provided principally to industrial clients in Wisconsin, include the containment and cleanup of actual and threatened releases of hazardous materials into the environment on both a planned and an emergency response basis. These services include clean out of wastewater treatment tanks, cleanup of abandoned oil recycling facilities, cleanup and demolition of manufacturing facilities and removal and remediation of underground storage tanks. The Company is the primary standby provider of environmental emergency spill response services to the Wisconsin Department of Natural Resources ("WDNR") in Eastern and Central Wisconsin, the United States Coast Guard in District Nine, and is a subcontractor to the U.S. Environmental Protection Agency ("EPA") in Region V.

      The Company's wastewater biosolids operations consist principally of the removal, transportation, storage and beneficial reuse through land application of industrial and municipal nonhazardous wastewater biosolids and food wastes. The Company contracts with municipalities, paper mills and food processing plants to remove, transport and dispose of both municipal and industrial wastewater biosolids. In most cases, municipalities or industrial processors have on-site wastewater treatment facilities which pretreat and concentrate biosolid wastes prior to removal and reuse. In other cases, the Company will transport a generator's wastewater biosolids from holding tanks or lagoons to a third party wastewater treatment facility. Land application is generally limited by state regulations to six months out of the year in Wisconsin. Consequently, the Company built a one million gallon permitted wastewater biosolid storage tank in which it stores certain liquid and biosolid wastes until they can be land applied during the spring and fall.

      The Company provides nonhazardous "special" waste and hazardous waste (including household hazardous waste) services, transportation and temporary storage services to industrial clients, principally in Wisconsin. The Company provides its hazardous waste services from its fully-permitted temporary storage facility ("TSF") located in Port Washington, Wisconsin (approximately 25 miles north of Milwaukee), and operates a hazardous household waste collection and transfer facility in St. Paul, Minnesota. Hazardous waste collected by the Company is transported to third party treatment or disposal facilities which have been selected by the customer in virtually all cases. The Company also reclaims mercury at its TSF from discarded mercury-containing items such as utility meters, fluorescent lights and thermometers. The Company does not typically take title to collected hazardous waste nor does it handle or accept radioactive wastes, explosives, certain poisons, certain PCBs and certain other types of hazardous wastes. The Company does not own or operate, or intend to own or operate, a hazardous waste disposal facility. Revenues from hazardous waste transportation and temporary storage services accounted for less than 2% of the Company's revenues in 1997 and less than 4% of the Company's revenues in 1996. Although the Company may under certain conditions from time to time acquire additional operations which focus on providing other integrated waste services, including certain hazardous waste services, this trend is expected to continue over the long term as the Company pursues its growth strategy of acquiring additional solid waste disposal, transfer and collection operations.

   Competition

      The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes five large national waste companies: Waste Management, Inc.; Browning-Ferris Industries, Inc.; USA Waste Services,
   Inc.;  Allied Waste Industries, Inc.; and Republic Industries, Inc.   The
   Company also competes with a number of regional and local companies.

     Superior competes for landfill disposal business primarily on the basis of disposal fees, geographical location and quality of operations. The Company's ability to obtain landfill disposal volume may be limited by the fact that some major collection companies also own or operate their own landfills in the Company's market areas, to which they send their waste. The Company also competes, to a lesser extent, with certain municipalities that maintain their own solid waste disposal operations. These municipalities may have certain advantages over the Company in financing their operations due to the availability of tax revenues and tax-exempt financing. The Company competes for collection and recycling accounts primarily on the basis of price and quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for the Company's services or the loss of business. The Company provides a substantial portion of its residential collection services under municipal contracts. As is generally the case in the industry, these contracts are subject to periodic competitive bidding. There can be no assurance that the Company will be the successful bidder to obtain or retain these contracts.

   Employees

      At December 31, 1997, the Company employed approximately
   1,470 full-time employees. None of the Company's employees are members of a collective bargaining unit or covered by a collective bargaining agreement, although a representation petition has been filed to represent 14 drivers at one of the Company's subsidiaries. The Company considers its employee relations to be satisfactory.

   Regulation

       Introduction

      The Company is currently subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of the Company's operations but also are related directly to the demand for many of the services offered by the Company. Some of the federal statutes discussed below contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes.

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

      In order to develop and operate a landfill, a biosolid storage facility, a transfer station, most other solid waste facilities or a hazardous waste treatment/storage facility, the Company must typically go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be reviewed periodically and are subject to modification and revocation by the issuing agency.

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

      The principal federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

       The Resource Conservation and Recovery Act of 1976, as amended.

      RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most nonhazardous industrial waste products.

      The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C regulations provide standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. Subtitle C imposes detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, facility closure, post-closure and financial responsibilities. These regulations require the Company's transfer/storage facilities to demonstrate financial assurance for sudden and nonsudden pollution occurrences. Financial assurance for future closure and post-closure expenses must also be maintained. The Company believes that its hazardous waste transportation activities and its TSF comply in all material respects with the applicable requirements of Subtitle C of RCRA.

      In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Wisconsin and various states into which the Company has entered, or may enter, have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. The Company believes that all of its present landfill operations are in compliance with current applicable state and federal Subtitle D Regulations in all material respects.

       The Federal Water Pollution Control Act of 1972, as amended ("Clean Waste Act")

      Clean Water Act, establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If surface water run off from the Company's landfills or transfer stations is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements, particularly as they apply to treatment and discharge of storm water. The Company believes it has secured or has applied for all material required discharge permits under the Clean Water Act or comparable state-delegated programs. In those instances where the Company's applications for discharge permits are pending and a final discharge permit has not been issued, the Company believes it is in substantial compliance with the applicable substantive state standards in its market areas in administering the Clean Water Act.

       The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA")

      CERCLA establishes a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict, joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA, however, provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In addition, CERCLA authorizes the imposition of a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable.

      CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released into the environment and which require investigation or cleanup. As one of the sellers' conditions to the Company's March 1993 acquisition of the Superior Glacier Ridge landfill, Superior was required to accept the transfer of an adjacent closed landfill identified as a CERCLA site and listed on the NPL. The Company believes that it has not been identified as a potential responsible party at any other CERCLA landfill site.

       The Clean Air Act

      Through state implementation of federal requirements, the Clean Air Act provides for regulation of the emission of air pollutants from certain landfills based upon the date of the landfill construction, reconstruction or modification, and volume of emissions of regulated pollutants or capacity of the landfill. The EPA has issued new source performance standards regulating air emissions of methane and non-methane organic compounds from municipal solid waste landfills with certain capacity, constructed or reconstructed after May 1991. States are required to develop regulations for landfills that existed prior to that date and the regulations are in various stages of development in the states where the Company operates. The state regulations will require installation of pollution controls for pre-1991 landfills that emit over certain amounts of non-methane organic compounds. In addition to these requirements, landfills may be subject to more extensive pollution controls, emission limitations, and pre-construction permitting requirements, depending on the amount of air pollutants the landfill emits or has the potential to emit; these requirements are more stringent for landfills located in areas with air pollution problems. Some states may require a permit to install pollution controls at landfills, particularly gas extraction and flaring systems. EPA has also issued standards to regulate the disposal of asbestos-containing wastes. The landfill may be required to obtain a federal operating permit under Title V. Finally, future regulations under development by EPA for the control of emissions of hazardous air pollutants from landfills may apply; EPA plans to issue these rules in November 2000.

       The Occupational Safety and Health Act of 1970, as amended ("OSHA")

      OSHA authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these promulgated standards, including standards for notices of hazards, safety in excavation and the handling of asbestos, may apply to the Company's operations. The Company has no direct involvement in asbestos removal or abatement projects. However, asbestos-containing waste materials are accepted at certain of the Company's landfills that are authorized to accept such materials, and some of the Company's collection operations receive asbestos-containing waste materials which have already been packaged and labeled. These packages are loaded onto the Company's vehicles by employees of the asbestos abatement contractors for transportation to and disposal at the Company's authorized landfills. Accordingly, OSHA regulations designed to minimize employees' exposure to airborne asbestos fibers and provide employees with proper training and protection generally apply to the Company's operations in the transportation and handling of the asbestos waste. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of the packaged asbestos-containing materials during transportation or landfill disposal.

       State and Local Regulations

      Each state in which the Company currently operates, or may operate in the future, has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and other solid and hazardous waste management facilities. In addition, many states have programs that require investigation and clean up of sites containing hazardous materials in a manner comparable to CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting the Company's operations. These include zoning and health measures that limit solid waste management activities to specified facilities, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services and bans or other restrictions on the movement of solid wastes into a municipality.

      Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not yet been passed by Congress, if this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

      In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and result of operations could be materially adversely affected.

      The permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may (i) specify the quantity of waste that may be accepted at the landfill during a given time period; and/or (ii) specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it is generally necessary to renew the permit periodically.


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

   Item 2. Property.

      The Company owns solid waste landfills, solid waste collection operations, recycling facilities, solid waste transfer facilities, a TSF, a waste water treatment plant and other operating facilities in Alabama, Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia and Wisconsin. The Company leases its various offices and facilities, including its executive offices in suburban Milwaukee under a lease expiring in 1998. The Company is presently negotiating a lease for its executive offices in Milwaukee to commence in 1998. The Company also leases property which provides access to its Superior Oak Ridge landfill in Ballwin, Missouri. See "Business." The real estate owned by the Company is not subject to material encumbrances. The Company believes that its existing facilities are generally adequate for its current needs and requirements.

   Item 3. Legal Proceedings.

      In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extractions wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of December 31, 1997, the estimated one-time capital cost for the additional extraction wells was $107,000. Annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and
   groundwater monitoring system are estimated at $90,000.   The operating
   duration of the proposed remediation is uncertain, but could be 30 years or longer. In December 1995, the Company entered into a settlement agreement with certain of the PRPs which allocated the costs of the remediation. Under the settlement agreement, two generator PRPs agreed to contribute a total of 42% of future costs for remedial action and the annual operating, maintenance and monitoring costs related to the site. Additional generator PRPs may join in the settlement agreement, which would further reduce the share of costs allocated to the Company and the former owners of the closed landfill. The seller has agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller. The seller's remaining potential indemnification obligation was collateralized as of December 31, 1997 by $2,317,245 million held in escrow. The $2,317,245 million recoverable from the seller is included on the Company's balance sheet as part of "other assets". On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remedial action plan for the closed landfill approximates $688,000. The Company and seller are in dispute regarding the cost of a likely remedial action plan. The seller has demanded arbitration and has filed a declaratory judgment action in state court. If the seller's position is accepted or upheld in the pending proceedings, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow. This would result in a reduction of the Company's "other asset" and the related liability account on its balance sheet. Although the engineer's estimate of such potential costs was substantially less than the Company's current estimate, the Company believes its existing financial reserves, together with the amounts paid and remaining payable by the seller and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs of such landfill. As is the case with all sites on the NPL, the performance of the selected remedy at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedy does not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR and EPA. Implementation of any of such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

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

      The Company is also a party to various legal proceedings arising in the ordinary course of its businesses. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or results of operations. In the normal course of its businesses, and as a result of the extensive government regulation of the solid waste services industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local governmental agencies. In particular, landfill expansion permitting process is lengthy, difficult and expensive, and is often subject to substantial uncertainty and there can be no assurance that any such permits will be granted. From time to time the Company also may be subjected to actions brought by citizens groups in connection with the permitting or expansion of landfills, the permitting of transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company also may be subject to claims for personal injury or property damage arising out of accidents involving its vehicles or at its facilities.

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

   Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.


                                     PART II

   Item 5. Market for the Company's Common Equity and Related Stockholder
   Matters.

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SUPR". The following table sets forth the range of high and low sale prices for the Common Stock for the period from March 8, 1996, the date of its intial public stock offering, through December 31, 1997 as reported by Nasdaq. The prices below may reflect interday trading prices and may include intradealer prices without retail mark up, mark down, or commission and may not reflect actual transactions.


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

    Third quarter ended September 30,
     1996                              $17 3/4             $13 1/4

    Fourth quarter ended December 31,
     1996                              $20 1/2             $15 1/2


                                       High                Low
    1997

    First quarter ended March 31,
     1997                              $24                 $17 1/2

    Second quarter ended June 30,
     1997                              $23 3/4             $20 1/8

    Third quarter ended September 30,
     1997                              $29                 $22 3/4

    Fourth quarter ended December 31,
     1997                              $29 1/2             $20 7/8


      At February 19, 1998, there were approximately 235 shareholders of record of the Company's common stock and, based on security position listings, the Company believes it has in excess of 4,700 beneficial owners.

      The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends. In addition, the Company's revolving credit facility prohibits the payment of cash dividends on its Common Stock. It is the Company's intention to retain earnings to finance the expansion of its business.

   Item 6. Selected Consolidated Financial and Operating Data

      The following table presents selected consolidated statement of operations, balance sheet and other operating data of the Company for the periods presented. The following selected financial and operating data were derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto at December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All financial data for 1995, 1996, and 1997 have been restated and give retroactive effect to reflect the Company's June 27, 1997 merger with Resource Recovery Transfer & Transportation, Inc. ("R2T2") in a transaction accounted for as a pooling of interests. Periods prior to 1995 have not been restated to include the accounts and operation of R2T2 as combined results are not materially different from the results as previously presented.

                                                                Years ended December 31, (1)
                                                    1993          1994       1995        1996       1997
   Statement of Operations Data:                          (in thousands, except per share amounts)

      Revenues                                      $67,304      $76,297    $96,175    $117,121   $177,833

      Cost of Operations                             39,262       46,417     49,897      60,593     97,187

      Selling, general and administrative
       expenses                                      12,106       15,054     16,561      18,677     25,132

      Merger Costs                                     ----         ----      -----       -----      1,035

      Depreciation and amortization                   6,180        9,488     13,357      16,767     23,861
                                                   --------      -------   --------    --------   --------
      Operating income from continuing
       operations                                     9,756        5,338     16,360      21,084     30,618

      Interest expense                               (1,531)      (2,245)    (2,853)       (859)    (1,277)

      Other income                                      228           27        290         478      1,120
                                                   --------      -------   --------    --------   --------
      Income from continuing operations before
       income taxes                                   8,453        3,120     13,797      20,703     30,461

      Income taxes                                    3,343        1,389      5,733       8,540     12,706
                                                   --------      -------   --------    --------   --------

      Income from continuing operations               5,110        1,731      8,064      12,163     17,755

      Income (loss) from discontinued
       operations, net of income tax(2)                  56       (5,735)      (329)      -----      -----
                                                   --------      -------   --------    --------   --------
      Net income (loss)                              $5,166      $(4,004)    $7,735     $12,163    $17,755
                                                   ========      =======   ========    ========   ========
      Earnings (loss) per share:
        Basic                                         $0.43       $(0.30)     $0.52       $0.68      $0.87
                                                      =====       ======      =====       =====      =====
        Diluted                                       $0.42       $(0.30)     $0.51       $0.67      $0.85
                                                      =====       ======      =====       =====      =====

   Other Operating Data:

      EBITDA(3)                                     $15,936      $14,826    $29,717     $37,851    $54,479


                                                                        December 31,
                                                      1993         1994       1995        1996       1997
   Balance Sheet Data:                                                 (in thousands)

      Cash and cash equivalents                      $3,022       $2,034     $3,101     $16,579    $40,135
      Working capital                                 8,906       12,818      5,403      15,825     44,501
      Property and equipment, net                    76,546       80,592     88,409     115,691    210,969
      Total assets                                  116,398      126,785    132,503     190,026    366,992
      Long-term debt, net of current
       maturities                                    27,388       35,794     20,168       4,907      3,282
      Series A convertible preferred stock           15,000       15,000     15,000        ----       ----
      Total common shareholders' investment          32,922       29,331     38,798     107,045    259,409

   ____________________

   (1)  All financial data for periods ending prior to and on December 31,
        1994 have been restated to reflect separately the results of discontinued operations.
   (2)  Includes estimated losses on disposition of discontinued operations, net of income taxes of $5,042,000 and $329,000 for 1994 and 1995, respectively.
   (3)  EBITDA is defined as operating income from continuing operations, plus depreciation and amortization.  EBITDA should not be considered an alternative to (i) operating income or net income (as determined in accordance with generally accepted accounting principles ("GAAP"))
        as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with
        GAAP) as a measure of operating performance or liquidity.  However, the Company has included EBITDA data (which are not a measure of financial performance under GAAP) because it understands that such data are commonly used by certain investors to evaluate a company's performance in the solid waste industry.  Furthermore, the Company believes that EBITDA data are relevant to an understanding of the
        Company's performance because they reflect the Company's ability to generate cash flows sufficient to satisfy its debt service, capital
        expenditure and working capital requirements.   The Company therefore
        interprets the trends that EBITDA depicts as one measure of the
        Company's's operating performance.  However, funds depicted by the
        EBITDA measure may not be available for debt service, capital expenditures or working capital due to legal or functional requirements to conserve funds or other commitments or uncertainties.
        EBITDA, as measure by the Company, might not be comparable to similarly titled measure reported by other companies.  Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flows; the actual availability of funds for debt service; capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly titled measures reported by other companies.


   Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.

   General

     Superior provides solid waste collection, transfer, transportation, recycling and disposal services to customers in Alabama, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia, and
   Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of December 31, 1997, solid waste operations consisted of 14 Company owned and operated landfills, including a greenfield landfill and a municipal solid waste landfill, subject to a definitive purchase agreement, 4 managed third party landfills, 29 solid waste collection operations, 14 recycling facilities and 10 solid waste transfer stations.

     As described more fully below, revenues for the periods presented were comprised of fees received for the following services:


                                     1995        1996        1997
                                  (Restated)  (Restated)

    Collection  . . . . . . . .        46%          45%       52%

    Disposal  . . . . . . . . .        19%          24%       21%

    Recycling . . . . . . . . .        14%          12%       11%

    Other integrated waste
     services . . . . . . . . .        21%          19%       16%
                                    ------       ------    ------
                                      100%         100%      100%
                                    ======       ======    ======


     The Company's strategy for future growth anticipates significant revenue from its acquisition program and continued internal growth. The
   Company acquired businesses with estimated annualized revenues of more than $75 million in 1997. The percentage of revenue obtained from collection services increased to 52% in 1997 compared to 45% in 1996 due to a greater portion of revenue being generated from collection operations acquired. The Company believes that future operations acquired will continue the trend in its revenue mix away from recycling and other integrated waste services and more towards solid waste collection and disposal.

     All financial data for 1995, 1996, and 1997 have been restated and give retroactive effect to reflect the Company's June 27, 1997 merger with R2T2 in a transaction accounted for as a pooling of interests.

   Results of Operations

       Overview

     In 1997, revenues increased 51.8% to $177.8 million compared to $117.1 million in 1996. Income from continuing operations increased 46.0% to $17.8 million in 1997 from $12.2 million in 1996. Diluted earnings per share from continuing operations increased 26.9% to $0.85 for 1997 from $0.67 per share for 1996. The weighted average of common and common equivalent shares outstanding was 20.9 million for 1997 and 18.1 million for 1996.

     The following table sets forth for the years indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:


                                  Percentage Relationship to Total     Period-to-Period Change
                                        Revenues Years Ended                Years Ended
                                            December  31,                   December 31,
                                                                       1996 vs.      1997 vs.
                                    1995         1996        1997        1995          1996

   Revenues                          100.0%      100.0%      100.0%        21.8%          51.8%

   Cost of operations                 51.9        51.7        54.7         21.4%          60.4%

   Selling, general and
    administrative expenses           17.2        16.0        14.1         12.8%          34.6%

   Merger costs                         -           -          0.6         N/A             N/A

   Depreciation and amortization      13.9        14.3        13.4         25.5%          42.3%
                                     -----       -----       -----       ------          -----
   Operating income from
    continuing operations             17.0        18.0        17.2         28.9%          45.2%

   Interest expense                   (3.0)       (0.7)       (0.7)       (69.9%)         48.7%

   Other income                        0.3         0.4         0.6         64.8%         134.3%
                                     -----       -----       -----        -----          -----
   Income from continuing
    operations before income
    taxes                             14.3        17.7        17.1         50.1%          47.1%

   Income taxes                        5.9         7.3         7.1         49.0%          48.8%
                                     -----       -----       -----        -----          -----
   Income from continuing
    operations                         8.4%       10.4%       10.0%        50.8%          46.0%
                                     =====       =====       =====        =====          =====


           Revenues

       Revenues increased approximately $60.7 million, or 51.8%, to
   $177.8 million in 1997 from $117.1 million in 1996 due primarily to the impact of operations acquired which were accounted for under the purchase method of accounting. During 1997, the Company acquired or merged with 26 businesses with expected annualized revenues of approximately $75 million. The Company expects its revenues and income from operations to increase in 1998 in comparison to those reported historically due to the inclusion of a full year of revenue and income in 1998 from these acquired businesses, as well as a result of its ongoing acquisition program. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills. Internal growth from sales activities increased approximately 5% over 1996, exclusive of the impact of an increase in recyclable commodity prices which caused an approximately 1% increase in total revenues compared to the previous year.
    Daily disposal volume at the Company's landfills rose to an average of approximately 10,100 tons per day in 1997 compared to an average of
   7,200 tons per day in 1996. The higher landfill volume was predominantly the result of waste received at disposal sites acquired, as well as increased volumes of special waste streams from the Company's project-
   driven other integrated waste services.   The Company expects to continue
   to increase disposal volumes in 1998 due primarily to the inclusion of a full year of disposal income from landfills acquired during 1997 and continued internal sales growth activities.

       Revenues increased approximately $20.9 million, or 21.8%, to $117.1 million in 1996 from $96.2 million in 1995. This increase was attributable primarily to a 63.2% increase in volumes of wastes disposed at the Company's landfills. Revenues for 1996 compared to 1995 increased $10.6 million from the impact of operations acquired. These increases were achieved despite a decrease of $3.8 million in revenues from recyclable waste paper sales for 1996 compared to 1995. Daily disposal volume at the Company's landfills rose to an average of approximately 7,200 tons per day in compared to an average of almost 4,500 tons per day in 1995. The higher landfill volume was the result of increased volumes received from a disposal contract for a customer's Milwaukee collection operations, increased volumes of special waste streams from the Company's project-driven other integrated waste services, increased third party disposal volume and higher solid waste volumes from its collection operations.

       Cost of Operations

       Cost of operations increased $36.6 million, or 60.4%, for 1997 compared to 1996. As a percentage of revenues, cost of operations increased to 54.7% from 51.7% in 1996. The increase in cost of operations as a percentage of revenues was due to the higher relative percentage of non-integrated collection revenues from businesses acquired resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities and a higher relative percentage of business recognized from collection operations (which typically have higher costs of operations as a percentage of revenues than disposal operations). Changes in this trend are dependent on the timing and mix of potential future business acquisitions, the ability to internalize waste streams from new and planned transfer stations, and the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired.

       Cost of operations increased $10.7 million, or 21.4%, for 1996 compared to 1995. As a percentage of revenues in 1996, cost of operations improved to 51.7% from 51.9% in 1995. The decrease in cost of operations as a percentage of revenues resulted primarily from cost efficiencies generated from vertical expansions at two of the Company's landfills. The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from additional projects and services provided to new customers, including the operation of new operations acquired.

   Selling, General and Administrative Expense ("SG&A")

       SG&A increased $6.5 million, or 34.6%, for 1997 compared to 1996. As a percentage of revenues, SG&A decreased to 14.1% in 1997 from 16.0% in 1996. The percentage decline in SG&A was primarily due to the significant increase in revenues acquired without a need to correspondingly increase SG&A support functions, particularly at the home office. This trend is expected to continue in 1998 as the Company continues to pursue further SG&A efficiencies. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to support service to new customers, including those associated with the operations acquired and increased expenditures for 6 additional market development personnel.

       SG&A increased $2.1 million, or 12.8%, for 1996 compared to 1995. As a percentage of revenues, SG&A decreased to 16.0% in 1996 from 17.2% in 1995. The percentage decline in SG&A was due to the significant increase in disposal revenues without a need to correspondingly increase SG&A support functions. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the operations acquired.

       Depreciation and Amortization

       Property and equipment costs are depreciated using the straight-line method over 20 years or the life of the lease for buildings or leasehold improvements, and over 5 to 10 years for vehicles and equipment. Landfill costs are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. Goodwill is amortized over 15 to 25 year periods. Covenants not to compete are amortized over 3 to 10 year periods. The Company believes its depreciation and amortization accounting policies and practices are consistent with industry practice.

       Depreciation and amortization increased $7.1 million, or 42.3%, for 1997 compared to 1996 primarily as a result of increased depreciation costs of the additional assets and businesses acquired, increased landfill depletion costs, and increased goodwill amortization as a result of acquisitions completed during 1997. As a percentage of revenues, depreciation and amortization decreased to 13.4% in 1997 compared to 14.3% in 1996 reflecting the change in revenue mix towards collection operations which typically reflect lower depreciation as a percentage of revenue. Changes in this trend are dependent on the timing and mix of potential future business acquisitions and the seasonality of the Company's operations. See "Seasonality."

       Depreciation and amortization increased $3.4 million, or 25.5%, for 1996 compared to 1995, primarily as a result of increased landfill depletion costs and increased depreciation costs of the additional assets and operations acquired. As a percentage of revenues, depreciation and amortization increased to 14.3% in 1996 compared to 13.9% in 1995, reflecting the increase in disposal revenue as a percentage of total revenue which resulted in additional depletion costs, and also the depreciation and amortization of the additional assets of operations acquired.

       Interest Expense

       Gross interest expense (exclusive of interest income) increased $418,000, or 48.7%, for 1997 compared to 1996. The lower interest expense in 1996 was due to the application of a portion of the net proceeds from the Company's March 1996 initial public offering to repay indebtedness. Indebtedness was also repaid in 1997 through the use of proceeds from the Company's September 1997 follow-on offering, but this occurred much later in the year resulting in more interest expense than had been incurred than
   in 1996.   Interest expense as a percentage of revenues was 0.7% in both
   1997 and 1996. Interest of $950,000 was capitalized during 1997 related to landfills under development.

       Interest expense decreased $2.0 million, or 69.9%, for 1996 compared to 1995. Interest expense as a percentage of revenues was 0.7% in 1996 compared to 3.0% in 1995. The reduction in interest expense was due to the application of a portion of the net proceeds from the Company's March 1996 initial public offering to repay indebtedness. Additionally, the Company benefitted from a lower overall interest rate on outstanding borrowings in 1996 as a result of the successful renegotiation of its revolving credit facility in December 1995.

       Income Taxes

       The Company's effective tax rate increased to 41.7% for 1997 compared to 41.3% in 1996 and 41.6% in 1995. The increase in the effective tax rate in 1997 is due to the non-deductible amortization of intangibles related to businesses acquired.

   Liquidity and Capital Resources

       On August 7, 1997, the Company filed a Form S-3 "shelf" registration statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock of which 4,403,500 shares were sold in September 1997 at a price of $28.00 per share. The $116.7 million of net proceeds to the Company from this offering after deduction of underwriting discounts and commissions and other offering expenses were used to reduce outstanding debt by $51.7 million. The remainder of the net proceeds have been and will continue to be used for potential future acquisitions, capital expenditures, and working capital. The Company's balance sheet at December 31, 1997 reflected approximately $40.1 million in cash and cash equivalents compared to $16.6 million at December 31, 1996. Pending specific application, the Company has invested the unused proceeds in short-term interest bearing securities.

       At December 31, 1997, the Company had no outstanding borrowings and approximately $2.3 million in letters of credit outstanding under its $110 million revolving credit facility. Outstanding long-term indebtedness at December 31, 1997 consists primarily of equipment loan facilities. At December 31, 1997, the ratio of the Company's long-term debt to total capitalization was 1.25% compared to 4.4% at December 31, 1996. The reduction was attributable to the use of the net proceeds from the September 1997 follow-on public offering and net cash flow from operations applied to further reduce outstanding indebtedness.

       The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. During 1997, the Company acquired 23 businesses, including four operational landfills, which were accounted for as purchases. Consideration for these acquisitions was $104.9 million in cash (net of cash acquired), $6.1 million in future payments or notes payable, and 384,893 shares of Common Stock. Although there can be no assurance that the Company will be able to successfully continue its acquisition program at the same pace as in 1997, the Company intends to fund any such future acquisitions through the use of cash, capital stock, assumption of indebtedness, future royalties and/or contingent payments. The cash required to fund any future acquisitions will likely be provided from one or more of the following sources: existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility. Substantially all of the $110 million facility was available at December 31, 1997. The revolving credit facility requires the Company to maintain certain financial ratios and satisfy other requirements, including a prohibition on the payment of cash dividends. Availability under this facility is based on the Company's liquidity, cash flow and leverage. Interest is payable monthly based on the agent bank's base rate or quarterly based on a Eurodollar borrowing rate, depending upon how advances are drawn, plus a margin. The facility matures in March 2002.

       Capital expenditures for 1998 currently are expected to be approximately $38 million compared to $26.9 million in 1997. These amounts are primarily allocated to continued spending for landfill expansions.
   The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

       The Company also has material financial obligations relating to closure and post-closure costs or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1997, the Company estimated the total costs (on a current dollar as opposed to a discounted present value basis) to be approximately
   $85 million for final closure of its operating facilities and post closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure), as well as ongoing remediation.
   At December 31, 1997, the Company had accrued $38.3 million for such projected costs. The Company will provide additional accruals based on engineering estimates of consumption of permitted landfill airspace over the useful lives of its landfills.

       Net cash provided by operations for the year ended December 31, 1997 increased to $36.2 million from $30.9 million during 1996. The increase was primarily due to the increase in depreciation and amortization, a noncash expense, of $7.1 million between 1996 and 1997 as well as the $5.6 million increase in net income. These increases were offset by the increase in accounts receivable of $9.5 million attributable to the increased sales volume from operations acquired.

       Net cash used in investing activities for the year ended December 31, 1997 increased to $131.7 million from $37.6 million for the year ended December 31, 1996. The increase was primarily due to $106.8 million of net cash payments for businesses acquired compared to $20.4 million in 1996. Purchases of property and equipment increased $9.4 million to $26.9 million for 1997, primarily due to landfill expansions.

       Net cash provided by financing activities in the year ended
   December 31, 1997 totaled $119.1 million compared to $20.2 million in the year ended December 31, 1996. This increase reflected the receipt of $116.7 million in net proceeds from the follow-on offering of the Company's stock in September 1997.

   Quarterly Results

       The following table presents the Company's unaudited consolidated quarterly results and the percentages of revenues represented by the individual line items reflected in the Company's consolidated statements of operations for each of the four quarters in the years ended
   December 31, 1997 and December 31, 1996, all restated to give retroactive effect to the merger with R2T2 in a transaction accounted for as a pooling of interests. This information has been presented on the same basis as the Company's audited consolidated financial statements and, in the Company's opinion, contains all necessary adjustments (consisting only of normal recurring accruals) to present fairly the Company's unaudited quarterly results when read in conjunction with the Company's audited consolidated financial statements and notes thereto. These interim operating results, however, are not necessarily indicative of the Company's results for any future period.


                                                                  Three months ended
                                   March 31, 1997         June 30, 1997      September 30, 1997    December 31, 1997
                                                    (dollars in thousands, except per share data)

   Revenues                      $30,683     100.0%   $45,291      100.0%   $51,578      100.0%   $50,281      100.0%

   Expenses:

      Cost of operations          16,533      53.9     24,697       54.5     28,761       55.8     27,196       54.1
      Selling, general and
       administrative
       expenses                    5,588      18.2      6,242       13.8      6,260       12.1      7,042       14.0

      Merger costs                     -       -        1,035        2.3         -          -           -         -

      Depreciation and
       amortization                4,474      14.6      5,827       12.9      6,935       13.4      6,625       13.2
                                  ------    ------     ------     ------    -------     ------    -------     ------
   Operating income                4,088      13.3      7,490       16.5      9,622       18.7      9,418       18.7

   Other income:

      Interest expense              (193)     (0.6)      (366)      (0.8)      (471)      (0.9)      (247)      (0.5)

      Other income (expense),
       net                           251       0.8       (249)      (0.5)       163        0.3        955        1.9
                                  ------    ------     ------     ------    -------     ------    -------     ------
   Income before income taxes      4,146      13.5      6,875       15.2      9,314       18.1     10,126       20.1

   Income taxes                    1,710       5.6      2,977        6.6      3,842        7.5      4,177        8.3
                                  ------    ------     ------     ------    -------     ------    -------     ------

   Net income                     $2,436       7.9%    $3,898        8.6%    $5,472       10.6%    $5,949       11.8%
                                  ======               ======               =======               =======

   Earnings per share:

      Basic                        $0.13                $0.20                 $0.27                 $0.25
                                  ======               ======               =======               =======

      Diluted                      $0.13                $0.20                 $0.27                 $0.25
                                  ======               ======               =======               =======


                                                                  Three months ended
                                   March 31, 1996         June 30, 1996      September 30, 1996     December 31, 1996
                                                     (dollars in thousands, except per share data)

   Revenues                     $23,375      100.0%   $28,710      100.0%   $31,478      100.0%   $33,558      100.0%

   Expenses:

      Cost of operations         12,764       54.6     14,582       50.8     15,617       49.6     17,630       52.5

      Selling, general and
       administrative
       expenses                   4,177       17.9      4,325       15.1      4,608       14.6      5,567       16.6

   Depreciation and
    amortization                  3,659       15.6      4,235       14.7      4,135       13.1      4,738       14.1
                                 ------    -------    -------    -------    -------    -------    -------     ------
   Operating income               2,775       11.9      5,568       19.4      7,118       22.7      5,623       16.8

   Other income:

      Interest expense             (397)      (1.7)      (146)      (0.5)       (99)      (0.3)      (217)      (0.6)

      Other income
       (expense), net               276        1.2        210        0.7       (187)      (0.6)       179        0.5
                                -------    -------    -------     ------    -------    -------    -------    -------
   Income before income taxes     2,654       11.4      5,632       19.6      6,832       21.8      5,585       16.7


   Income taxes                   1,095        4.7      2,323        8.1      2,818        9.0      2,304        6.9
                                -------    -------    -------    -------     ------    -------    -------   --------


   Net income                    $1,559        6.7%    $3,309       11.5%    $4,014       12.8%    $3,281        9.8%
                                 ======                ======               =======               =======

   Earnings per share:

      Basic                       $0.10                 $0.18                 $0.22                 $0.18
                                 ======                ======               =======                ======

      Diluted                     $0.10                 $0.18                 $0.21                 $0.17
                                 ======                ======                ======                ======




   Seasonality

       The Company's results of operations tend to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. In 1996, revenues increased during the fourth quarter compared to the third quarter due to the revenue from acquisitions closed by the Company at the end of the third and the beginning of the fourth quarters, masking somewhat the effect of seasonality. Also, certain operating and other fixed costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

   Year 2000 Initiative

   The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organization fail to properly remediate their computer systems.

   The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

   Item 8. Financial Statements and Supplementary Data.

             Report of Ernst & Young LLP, Independent Auditors

   The Board of Directors
   Superior Services, Inc.

        We have audited the accompanying consolidated balance sheets of Superior Services, Inc. (the Company), as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



   Milwaukee, Wisconsin                              Ernst & Young LLP
   February 5, 1998

                         Superior Services, Inc.

                      Consolidated Balance Sheets


                                                       December 31
                                                    1996             1997
                                              (In Thousands, Except Share
                                                 and Per Share amounts)
   Assets

   Current assets:
     Cash and cash equivalents                     $16,579         $  40,135
     Trade accounts receivable                      19,226            35,178
     Prepaid expenses and other
       current assets                                2,817             4,900
                                                 ---------        ----------
   Total current assets                             38,622            80,213

   Property and equipment, net                     115,691           210,969
   Restricted funds held in trust                    8,035             7,714
   Other assets                                      4,044             3,603
   Intangible assets, net                           23,634            64,493
                                                 ---------        ----------
   Total assets                                   $190,026          $366,992
                                                 =========        ==========

   Liabilities and shareholders' investment
   Current liabilities:
     Current maturities of long-term debt           $2,529         $   1,879
     Trade accounts payable                          6,966            10,388
     Accrued payroll and related expenses            3,178             4,769
     Other accrued expenses                         10,124            18,676
                                                 ---------        ----------
   Total current liabilities                        22,797            35,712

   Long-term debt, net of current
     maturities                                      4,907             3,282
   Disposal site closure and long-term
     care obligation                                30,470            38,347
   Deferred income taxes                            13,679            18,067
   Other liabilities                                11,128            12,175

   Commitments and contingencies (Note 10)

   Shareholders' investment:
     Common stock, $.01 par value; 100,000,000
       shares authorized; 18,726,449 and
       24,071,932 issued and outstanding in
       1996 and 1997, respectively                     187               241
     Additional paid-in capital                     81,754           216,309
     Retained earnings                              25,104            42,859
                                                ----------        ----------
   Total shareholders' investment                  107,045           259,409
                                                ----------        ----------
   Total liabilities and shareholders'
     investment                                   $190,026          $366,992
                                                ==========        ==========


   The accompanying notes are an integral part of these financial statements

                             Superior Services, Inc.

                        Consolidated Statements of Income
                                                                          Year ended December 31
                                                                 1995             1996              1997
                                                                        (In Thousands, Except Share
                                                                          and Per Share amounts)
   Revenues                                                     $96,175         $117,121           $177,833

   Expenses:
    Cost of operations                                           49,897           60,593             97,187
    Selling, general and administrative expenses                 16,561           18,677             25,132
    Merger costs                                                      -                -              1,035
    Depreciation and amortization                                13,357           16,767             23,861
                                                              ---------         --------           --------
                                                                 79,815           96,037            147,215

   Operating income from continuing operations                   16,360           21,084             30,618

   Other income (expense):
    Interest expense                                             (2,853)            (859)            (1,277)
    Other income                                                    290              478              1,120
                                                              ---------         --------           --------
   Income from continuing operations before income taxes
                                                                 13,797           20,703             30,461
   Provision for income taxes                                     5,733            8,540             12,706
                                                              ---------        ---------           --------
   Income from continuing operations                              8,064           12,163             17,755


   Loss on disposition of discontinued operations, net of
    income tax (Note 3)                                            (329)               -                  -

                                                              ---------        ---------          ---------
   Net income                                                    $7,735         $ 12,163           $ 17,755
                                                              =========        =========          =========
   Earnings per share:
    Basic earnings per share:
      Income from continuing operations                           $ .54             $.68               $.87
      Loss from discontinued operations                            (.02)               -                  -
                                                              ---------        ---------          ---------
      Net income                                                  $ .52             $.68               $.87
                                                              =========        =========          =========
    Diluted earnings per share:
      Income from continuing operations                           $ .53             $.67               $.85
      Income from discontinued operations                          (.02)               -                  -
                                                              ---------        ---------          ---------
      Net income                                                  $ .51             $.67               $.85
                                                              =========        =========          =========


   The accompanying notes are an integral part of these financial statements


                             Superior Services, Inc.

                Consolidated Statements of Shareholders' Investment
                                                                     Additional
                                       Common Stock                   Paid-In          Retained
                                      Shares        Amounts           Capital          Earnings               Total
   Balance at December 31, 1994      11,682,720       $117           $ 26,653          $ 5,206               $ 31,976
    Net income                                -          -                  -            7,735                  7,735
    Other                               (90,905)        (1)              (913)               -                   (914)
                                     ----------      -----           --------         --------               ---------
   Balance at December 31, 1995      11,591,815        116             25,740           12,941                 38,797

    Net income                                -          -                  -           12,163                 12,163
    Issuance of common stock:
      Shares sold to public, net of
       offering costs                 3,532,500         35             37,195                -                 37,230
      Acquisitions                      114,381          1              1,893                -                  1,894
      Conversion of preferred stock   3,317,890         33             14,967                -                 15,000
      Stock options                     169,863          2              1,334                -                  1,336
    Tax benefit of stock options              -          -                625                -                    625
                                    -----------      -----           --------         --------               --------
   Balance at December 31, 1996      18,726,449        187             81,754           25,104                107,045

    Net income                                -          -                  -           17,755                 17,755
    Issuance of common stock:
      Shares sold to public, net of
       offering costs                 4,403,500         44            116,684                -                116,728
      Acquisitions                      467,142          5             11,005                -                 11,010
      Payment of debt                    59,114          1              1,278                -                  1,279
      Stock options                     415,727          4              3,447                -                  3,451
    Tax benefit of stock options              -          -              2,141                -                  2,141
                                     ----------      -----          ---------         --------              ---------
   Balance at December 31, 1997      24,071,932       $241           $216,309          $42,859               $259,409
                                     ==========      =====          =========         ========              =========

   The accompanying notes are an integral part of these financial statements

                             Superior Services, Inc.

                      Consolidated Statements of Cash Flows

                                                                                          Year ended December 31
                                                                              1995                1996                 1997
                                                                                             (In Thousands)
   Operating activities
   Net income                                                               $7,735               $12,163          $   17,755
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                         13,268                16,767              23,861
      Deferred income taxes                                                   (695)                 (517)              1,112
      (Gain) loss on sale of assets                                           (204)                   74                 150
      Other                                                                   (780)                   40                 445
       Change in operating assets and liabilities, net of effects of acquired businesses:
        Accounts receivable                                                   (266)               (2,160)            (11,697)
        Prepaid expenses and other current assets                            2,678                   572              (1,757)
        Accounts payable and accrued expenses                                2,683                 1,645               6,501
        Disposal site closure and long-term care obligation                  2,698                 2,318                (209)
                                                                            ------                ------             -------
   Net cash provided by operating activities                                27,117                30,902              36,161

   Investing activities
   Acquisition of businesses and landfills under development, net of
    cash acquired                                                           (1,651)              (20,430)           (106,847)
   Purchases of property and equipment                                     (12,124)              (17,469)            (26,864)
   Proceeds from sale of discontinued operations                             4,295                   562                   B
   Proceeds from sale of property and equipment                              1,471                   661               1,164
   Decrease (increase) in restricted funds held in trust                    (1,549)                 (925)                850
                                                                           -------               -------            --------
   Net cash used in investing activities                                    (9,558)              (37,601)           (131,697)

   Financing activities
   Net proceeds from public stock offering                                       -                37,230             116,728
   Issuance of stock under employee stock plans                                  -                 1,336               3,451
   Proceeds from long-term debt                                              5,803                 4,017               4,364
   Payments of long-term debt                                              (23,010)              (22,406)             (5,451)
                                                                           -------               -------            --------
   Net cash provided by (used in) financing activities                     (17,207)               20,177             119,092

   Net increase in cash and cash equivalents                                   352                13,478              23,556

   Cash and cash equivalents at beginning of year                            2,749                 3,101              16,579
                                                                           -------               -------            --------
   Cash and cash equivalents at end of year                                 $3,101               $16,579          $   40,135
                                                                           =======               =======           =========

   The accompanying notes are an integral part of these financial statements


                             Superior Services, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


   1. Organization and Basis of Presentation

   Superior Services, Inc. ("Superior" or the "Company") is an integrated waste management services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste, in Alabama, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia and Wisconsin.

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

   The Company grants credit to the majority of its customers. Potential loss amounts associated with the granting of credit are included in management's estimate of the allowance for doubtful accounts, which totals $643,000 and $1,488,000 at December 31, 1996 and 1997, respectively. It is not the policy of the Company to require collateral from its customers in order to obtain credit.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the respective assets.

   Landfill costs, including engineering and other professional fees, are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This determination is performed by conducting annual topographic surveys, using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal engineering staff and its accounting staff. The reevaluation process did not significantly impact results of operations for any year presented.

   Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the Company determines that the facility cannot be developed, these costs are charged to expense.

   Intangible Assets

   Intangible assets primarily consist of goodwill and covenants not to compete, acquired in business acquisitions. Goodwill is being amortized over a 15 to 25 year period. Covenants not to compete are being amortized over 3 to 10 year periods. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the asset and make appropriate adjustments.

   Intangible assets consist of the following:
                                                        December 31
                                                    1996             1997
                                                      (In Thousands)

   Goodwill                                        $20,067       $62,977
   Covenants not to compete                          5,727         5,698
   Other                                             3,347         4,343
                                                  --------      --------
                                                    29,141        73,018

   Less accumulated amortization                     5,507         8,525
                                                  --------      --------
                                                   $23,634       $64,493
                                                  ========      ========

   Other Accrued Expenses

   Other accrued expenses consist of the following:
                                                        December 31
                                                    1996           1997
                                                      (In Thousands)
   Additional acquisition consideration            $2,547        $6,059
   Real estate and personal property taxes          1,170         1,016
   Liabilities for covenants not-to-compete         1,445         1,625
   Deferred revenue                                 2,051         4,648
   Insurance                                        1,229         1,923
   Income taxes payable                               299             -
   Other                                            1,383         3,405
                                                  -------       -------
                                                  $10,124       $18,676
                                                  =======       =======

                             Superior Services, Inc.

                   Notes to Consolidated Financial Statements


   Disposal Site Closure and Long-Term Care

   The Company has material financial obligations relating to closure and post-closure costs (long-term care) or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1997, the Company estimates the total costs to be approximately $85 million for remediation, final closure of its current operating facilities and post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure). The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $30,470,000 and $38,347,000 for such projected costs at December 31, 1996 and 1997, respectively. The Company will provide additional accruals based on engineering estimates of consumption of airspace over the useful lives of the facilities.

   Restricted funds held in trust at December 31, 1996 and 1997, consist of amounts on deposit with various regulatory bodies and an environmental protection policy underwritten by a large insurance carrier which support the Company's financial assurance obligations for its facilities closure and post-closure costs.

   Consolidated Statements of Cash Flows

   For purposes of the consolidated statements of cash flows, all short-term investments with maturities of three months or less are considered cash equivalents. Supplemental disclosures of cash flow information for each of the three years are as follows:

                                                 December 31
                                            1995      1996     1997
                                                (In Thousands)
   Interest paid                          $2,964    $1,001     $  1,276
   Income taxes paid                       4,680     8,996       10,506


   The effects of noncash transactions related to business combinations are disclosed in Note 4.

   Earnings Per Share

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options and convertible securities. Diluted earnings per share is very similar to previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The weighted average number of shares of common stock at December 31, 1995 includes the effect of the issuance of 3,317,890 shares of common stock upon the automatic conversion of the outstanding Series A Convertible Preferred Stock upon closing of the public offering in March 1996. Shares of common stock held in escrow pursuant to the indemnification agreements discussed in Note 11 are included in the number of shares issued and outstanding for all years presented. The weighted average number of shares of common stock has been adjusted to reflect the one-for-two reverse stock split, effective upon the closing of the public offering (See Note 7).

   Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of December 31, 1997, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 6 for the terms and carrying values of the Company's various debt instruments.

   New Accounting Standards

   The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Comprehensive income and its components will be required to be presented for each year for which an income statement is presented. The Company has not historically encountered the type of transactions that would be accounted for as part of comprehensive income.

   The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications

   Certain reclassifications have been made to the 1995 and 1996 amounts to conform with the 1997 presentation.

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

   4. Merger and Acquisitions

   On June 27, 1997, the Company completed its merger with Resource Recovery Transfer & Transportation, Inc. ("R2T2"), accounted for as a pooling of interests, pursuant to which the Company issued 1,705,000 shares of common stock to the former shareholders of R2T2 . The Company incurred nonrecurring merger costs of $1,035,000 during 1997 as a result of the merger. The merger costs include severance and bonuses, professional fees and other merger related costs, substantially all of which were paid prior to December 31, 1997. A reconciliation of consolidated total revenues, income before income taxes and net income to the separated pooled companies' prior to the dates of combination is as follows:


                                    Superior      R2T2             Combined
   Year ended December 31, 1995:
    Revenue                       $  92,592      $3,583          $  96,175
    Income from continuing
      operations before income
      taxes                          13,523         274             13,797
    Income from continuing
      operations                      7,914         150              8,064
    Net income                        7,585         150              7,735

   Year ended December 31, 1996:
    Revenue                        $109,659      $7,462           $117,121
    Income from continuing
      operations before income
      taxes                          20,052         651             20,703
    Income from continuing
      operations                     11,781         382             12,163
    Net income                       11,781         382             12,163



   During 1997, the Company acquired 23 businesses, including 4 operational landfills, which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $104,914,000 in cash (net of cash acquired), $6,059,000 in notes payable and 384,893 shares of common stock. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

   During 1997, as the result of final valuations pertaining to previous acquisitions, $1,934,000 in cash and 82,249 shares of common stock were issued. In addition, 59,114 shares were issued in payment of debt of entities acquired in 1997.

   During 1996, the Company acquired thirteen businesses, including two operational landfills, all of which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $15,273,000 in cash (net of cash acquired), $8,280,000 in notes payable and 114,381 shares of common stock. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates. Resource Recovery Transfer & Transporation, Inc. (merged with in June 1997 and accounted for as a pooling of interests) paid additional consideration for acquisitions in 1996 which consisted of $5,157,000 in cash and $777,000 in notes payable.

   The unaudited pro forma results of operations below assume that the acquisitions had occurred at the beginning of each period presented.

                                              Year ended December 31
                                               1996             1997
                                                    (Unaudited)

   Total net revenue                         $193,813        $205,964
   Net income                                  14,198          18,759
   Basic earnings per share                      0.79            0.91
   Diluted earnings per share                    0.77            0.89

   The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1996, nor are they necessarily indicative of future operating results.

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

   5. Property and Equipment

   Property and equipment consists of the following:
                                                      December 31
                                                  1996            1997
                                                     (In Thousands)

   Land and land improvements                  $  81,939        $165,662
   Vehicles and equipment                         74,389         103,760
   Buildings and leasehold improvements           12,714          14,945
                                               ---------       ---------
                                                 169,042         284,367
   Less accumulated depreciation and
   amortization                                   53,351          73,398
                                               ---------       ---------
                                                $115,691        $210,969
                                               =========       =========

   Landfill costs of approximately $78,553,000 and $160,367,000 are included in land and land improvements at December 31, 1996 and 1997, respectively. Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $30,696,000 and $59,429,000 at December 31, 1996 and 1997, respectively, which is not being amortized. During 1997, interest of approximately $950,000 was capitalized related to land being actively developed.

   6. Long-Term Debt

   Long-term debt consists of the following:
                                                          December 31
                                                      1996             1997
                                                         (In Thousands)


   Revolving credit facility                        $   490       $       -
   Equipment loan facilities at variable
    interest rates (weighted-average interest
    rate of 7.93% and 7.66% at December 31,
    1996 and 1997, respectively)                      5,053           4,737
   Industrial revenue bonds at fixed interest
    rates of 9.16% to 9.36%                             438             290
   Equipment loans payable - paid in 1997               591               -
   Subordinated notes payable - paid in 1997            859               -
   Other                                                  5             134
                                                   --------       ---------
   Total long-term debt                               7,436           5,161

   Less current maturities                            2,529           1,879
                                                   --------       ---------
                                                     $4,907          $3,282
                                                   ========       =========

   The Company's primary revolving credit facility provides for a borrowing capacity up to a maximum of $110,000,000, including letters of credit. Availability under this facility is based on the Company's liquidity, cash flow and leverage. Interest is payable monthly based on the agent bank's base rate, or quarterly based on a Eurodollar borrowing rate plus a margin, depending upon how advances are drawn. The facility matures in March 2002. In addition to the outstanding borrowings, the Company had approximately $2,280,000 and $2,284,000 in letters of credit issued under the facility at December 31, 1996 and 1997, respectively. This facility is collateralized by the stock of the Company's subsidiaries. The facility has provisions for the maintenance of certain financial ratios and other requirements, including a prohibition on the payment of cash dividends.

   Maturities of long-term debt, excluding amounts under the revolving credit facility, for each of the years succeeding December 31, 1997, are as follows (in thousands):

       Year ending December 31:
             1998                                      $1,879
             1999                                       1,035
             2000                                         880
             2001                                         948
             2002                                         419

   7. Preferred Stock and Shareholders' Investment

   Preferred Stock

   Superior is authorized to issue up to 500,000 shares of preferred stock in one or more undesignated series. In February 1993, the Company issued 331,789 shares of Series A Preferred Stock for $15,000,000 to an investor group pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the "Agreement").

   Pursuant to the Agreement, the Series A Preferred Stock holders exercised their rights to convert their preferred stock into 3,317,890 shares of common stock at the time of the public offering. Upon the conversion, all cumulative dividends in connection with the Preferred Stock were defeased.

   Common Stock

   In September 1997, the Company completed a follow-on public stock offering in which it issued 4,403,500 shares of common stock at a price of $28.00 per share, resulting in net proceeds after deduction of underwriting discounts and commissions and other offering expenses to the Company of approximately $116,728,000.

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

   Common Stock Purchase Rights

   On February 21, 1997, the Board of Directors of the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on March 24, 1997, to the shareholders of record on March 10, 1997.

   The Rights are attached to and traded with the shares of common stock and are not exercisable until certain conditions occur. Generally, a distribution date will occur when 15% or more of the common stock is acquired by a third party or 10 business days following the commencement of, or an announcement of an intention to make, a tender or exchange offer for at least 15% of the common stock. Upon a distribution date, the Rights will become exercisable and will allow the holders of Rights (other than the person or entity which caused the distribution date, whose Rights shall become void) to purchase at a price per share equal to one-half of the market price on the distribution date, shares of the Company's common stock or the stock of the acquirer.

   Stock Options

   The Company has two incentive stock option plans (the "ISO Plans") under which options for the purchase of up to 1,535,000 shares may be granted at exercise prices no less than the estimated fair market value of the common stock on the date of grant. The options generally become exercisable 25% after one year and an additional 6.25% for each quarter thereafter. After four years, all options are exercisable. At December 31, 1997, there were 397,657 shares available for grants under the ISO Plans. The Company has also issued options under a nonqualified stock option plan to certain of its executives. These options have various vesting schedules.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In determining the effect of FASB Statement No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1997: risk-free interest rates of 5%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .39, and a weighted-average expected life of the options of five years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                       1997          1996          1997

   Pro forma net income               $5,912       $11,941      $16,551

   Pro forma earnings per share:
    Basic                               0.40          0.67         0.81
    Diluted                             0.40          0.67         0.80



   The following table summarizes the transactions of the Company's Stock
   Option Plans for the three-year period ended December 31, 1997:


                                      1995                  1996                                  1997


                                                                    Weighted-                              Weighted
                                                                    Average                                Average
                                                                    Exercise                               Exercise
                                    Options         Options          Price              Options              Price
    Options outstanding at
     beginning of year             920,973      1,227,748           $  8.68           1,307,531            $  9.96
    Options granted                577,466        319,745             14.13             810,435              23.80
    Options exercised                    -       (169,863)             7.86            (415,726)              8.30
    Options canceled              (270,691)       (70,099)            11.14             (32,938)             15.60
                                 ---------      ---------                             ---------
    Options outstanding at end
     of year                     1,227,748      1,307,531           $  9.96           1,669,302             $16.98
                                 =========      =========                             =========
    Weighted-average fair
     value of options granted
     during the year                               $14.13                                $23.80
                                                   ======                                ======

    Number of options
     exercisable at end of year                   964,972           $  8.55             677,984            $  9.65
                                                  =======                               =======

    Options outstanding:
     Price range $7.70 to
      $11.50; weighted-average
      contractual life of 3.3
      years                                     1,146,231           $  8.98             711,201            $  9.30

     Price range $11.51 to
      $26.06; weighted-average
      contractual life of 9.1
      years                                       161,300            $16.93             958,101             $22.67
                                                ---------                               -------
                                                1,307,531                             1,669,302
                                                =========                             =========



   8. Earnings Per Share


      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).


                                                                       1995            1996            1997
      Numerator
       Income from continuing operations used in computing
         basic and diluted earnings per share                  $       8,064    $     12,163    $     17,755
                                                                    ========        ========        ========
      Denominator
       Denominator for basic earnings per share-weighted
        average common shares                                     14,955,409      17,781,694      20,513,069
       Effect of dilutive securities-employee stock options          223,625         367,563         380,674
                                                                  ----------      ----------      ----------
           Denominator for diluted earnings per share-adjusted
            weighted average common shares                        15,179,034      18,149,257      20,893,743
                                                                  ==========      ==========      ==========

   9. Employee Benefit Plans

   Prior to April 1, 1994, the Company had certain defined contribution plans resulting from the merger of the Predecessor Companies which covered substantially all of their employees and provided for discretionary contributions. Effective April 1, 1995, the Company adopted a contributory
   401(k) plan that covers substantially all of its employees. Contributions made by the Company under the various plans were $205,000, $254,000 and $339,000, for the years ending December 31, 1995, 1996 and 1997, respectively.

   10. Income Taxes

   The provisions for income taxes attributable to continuing operations for the years ended December 31, consist of the following:


                                     1995          1996          1997
                                               (In Thousands)
   Current:
    Federal                         $5,131       $  8,060        $ 9,275
    State                            1,297          1,992          2,319
                                    ------        -------        -------
                                     6,428         10,052         11,594
   Deferred:
    Federal                           (565)        (1,224)           901
    State                             (130)          (288)           211
                                    ------        -------         ------
                                      (695)        (1,512)         1,112
                                    ------        -------         ------
   Total                            $5,733       $  8,540        $12,706
                                    ======        =======         ======

   The difference in the provisions for income taxes attributable to continuing operations and the amounts determined by applying the federal statutory rate of 34% for 1995 and 35% for 1996 and 1997, to income from continuing operations before income taxes for the years ended December 31 are as follows:
                                           1995        1996           1997
                                                    (In Thousands)

   Tax at statutory rate                 $4,829       $7,246         $10,661
   State income taxes                       726        1,075           1,584
   Other                                    178          219             461
                                         ------       ------         -------
                                         $5,733       $8,540         $12,706
                                         ======       ======         =======

   Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

   The deferred income tax balances consist of the following:

                                                       December 31
                                                  1996              1997
                                                      (In Thousands)
   Deferred tax liabilities:
    Property and equipment basis differences    $15,663            $24,392
    Other                                         1,230              1,211
                                                -------            -------
   Total deferred tax liabilities                16,893             25,603

   Deferred tax assets:
    Closure and long-term care obligations        2,216              5,705
    Other expenses not currently deductible         901              1,050
    State and federal net operating loss
      carryforwards                                 485                644
    Other                                           206                246
                                                -------             ------
   Total deferred tax assets                      3,808              7,645

   Valuation allowance for deferred tax
    assets                                         (235)              (235)
                                                -------             ------
   Net deferred tax assets                        3,573              7,410
                                                -------            -------
   Net deferred tax liabilities                 $13,320            $18,193
                                                =======            =======

   Included in prepaid expenses and other current assets are current deferred tax assets of $359,000 and $126,000 at December 31, 1996 and 1997,
   respectively.

   At December 31, 1997, the Company has net operating loss carryforwards of approximately $12.9 million for state income tax purposes which begin to expire in 2008 and 2009.

   11. Commitments and Contingencies

   Certain shareholders are entitled to receive additional consideration from the Company in the event of future permitted landfill expansion at two sites. For permitted horizontal expansion at both landfills, the additional consideration is $.40 per cubic yard, less associated permitting costs, not to exceed $2,000,000 per site.

   In connection with certain landfill acquisitions, the sellers are entitled to receive additional consideration from the Company, if regulatory approval, as defined, is obtained for expansions of permitted air space.
   For permitted vertical and horizontal expansion above certain defined minimums, the additional consideration varies between approximately $.11 and $1.25 per cubic yard, less associated costs. These amounts, if any, will be capitalized when paid or payable as additional purchase price. The
   Company is also obligated to make royalty payments of $1.50 per ton of tonnage received at a particular landfill to a landfill's former owners.
   The royalty applies to tons received in excess of 400,000 annually, for each of the first five years. For each year thereafter, the $1.50 per ton royalty applies to all tonnage received and is guaranteed to be at least
   $600,000 annually for the life of the landfill, including any permitted expansions.

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

   In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List (NPL). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of December 31, 1997, the estimated one-time capital cost for the additional extraction wells was $107,000.
   Annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system are estimated as $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. The Company has entered into a settlement agreement with certain generator PRPs which allocates the costs of the remediation. Under the settlement agreement, certain of the generator PRPs agreed to contribute a total of approximately 42% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. The seller and former owner of the closed landfill agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller. The seller's remaining potential indemnification obligation was collateralized as of December 31, 1997, by $2,317,245 in cash held in escrow. The $2,317,245 recoverable from the seller is included on the Company's balance sheet as part of "other assets." On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remediation plan for the closed landfill approximates $688,000.

   The Company and seller are in dispute regarding the cost of a likely remedial action plan. The seller has demanded arbitration and has filed a declaratory judgment action in state court. If the seller's position is accepted or upheld in the pending proceedings, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow. This would result in a reduction of its "other asset" and the related liability account on its balance sheet.
   Although the engineer's estimate of such potential costs was substantially less than the Company's current estimate, the Company believes its existing financial reserves, together with the amounts paid and remaining payable by the seller and the contribution obligations of the generator
   PRPs, are adequate to cover the currently anticipated remediation costs of such landfill. As is the case with all sites on the NPL, the performance of the selected remedy at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedy does not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR or EPA. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

   In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified. At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of redemption and monitoring with respect to the contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's common stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environmental liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

   A group of local citizens challenged the feasibility of one of the Company's Wisconsin landfills in an administrative contested case hearing.
   The WDNR ruled in favor of the Company. The group of local citizens has now filed a civil action seeking review of the WDNR decision. That action is pending.

   The Company is also a party to various legal proceedings arising in the ordinary course of its businesses. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or results of operations. In the normal course of its businesses, and as a result of the extensive government regulation of the solid waste services industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local governmental agencies. From time to time, the Company may also be subjected to actions brought by citizens groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company also may be subject to claims for personal injury or property damage arising out of accidents involving its vehicles or at its facilities.

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


                                    PART III

   Item 9. Changes in and Disagreements with Accountants and Financial
   Disclosure.

        None.

   Item 10. Directors and Executive Officers of the Company.

        The information required by this item is incorporated herein by reference to the information pertaining thereto set forth in the definitive Proxy Statement for the Company's 1998 Annual Meeting of the
   Shareholders scheduled to be held May 12, 1998 ("Proxy Statement"). To the knowledge of the Company, no director, executive officer or significant shareholder violated the filing requirements of Section 16(a) under the Securities and Exchange Act of 1934 during the year ended
   December 31, 1997.

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

                                     PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)    The following documents are filed as part of this Form 10-K:

       1. Financial Statements                Form 10-K Page No.
          Report of Ernst & Young LLP,
             Independent Auditors  . . . . . . . . . . . . .  25
          Consolidated Balance Sheets as of
             December 31, 1996 and 1997  . . . . . . . . . .  26
          Consolidated Statements of Income
             for the years ended
             December 31, 1995, 1996, and 1997 . . . . . . .  27
          Consolidated Statements of Shareholders'
             Investment for the years ended
             December 31, 1995, 1996, and 1997 . . . . . . .  28
          Consolidated Statements of Cash Flows
             for the years ended
             December 31, 1995, 1996, and 1997 . . . . . . .  29
          Notes to Consolidated Financial
             Statements  . . . . . . . . . . . . . . . . . .  30

       2. Financial Statement Schedules.
          Schedule II - Valuation and Qualifying
             Accounts  . . . . . . . . . . . . . . . . . . .  45
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

       3. Exhibits. The Exhibits filed with this Form 10-K or incorporated by reference in this Form 10-K are listed on the attached Exhibit
          Index.*


   (b) The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

   ____________________

   * Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses.
       Requests for copies should be addressed to Scott S. Cramer, Vice
       President, General Counsel, Superior Services, Inc., 10150 West
       National Avenue, Suite 350, West Allis, Wisconsin  53227.



                                   Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                             SUPERIOR SERVICES, INC.
                                 (In Thousands)

   COL. A                                COL. B             COL. C ADDITIONS                          COL. D          COL. E

   DESCRIPTION                           Balance at         Charged to costs   (1) Charged to        Deductions       Balance at
                                         beginning of       and expenses       other accounts        (Additions)      end of
                                         period                                                                       period
   Year ended December 31, 1997

   Allowance for doubtful accounts               $643               $689              ---                    ($156)(2)   $1,488

   Closure and long-term care
   obligation                                  30,470              3,001              7,698               2,822       38,347
                                           ----------            -------            -------            --------     --------
                                              $31,113             $3,690             $7,698              $2,666      $39,835
                                           ==========            =======            =======            ========     ========
   Year ended Decmber 31, 1996

   Allowance for doubtful accounts               $676             $1,029              ---               $1,062(2)        $643

   Closure and long-term care
   obligation                                  22,442              3,025              5,618                 615       30,470
                                            ---------            -------            -------            --------     --------
                                              $23,118             $4,054             $5,618              $1,677      $31,113
                                            =========            =======            =======            ========     ========
   Year ended Decmber 31, 1995

   Allowance for doubtful accounts               $553               $718               ($20)             $575(2)        $676

   Closure and long-term care
   obligation                                  17,451              2,770              2,379                 158       22,442
                                            ---------            -------            -------             -------      -------
                                              $18,004             $3,488             $2,359                $733      $23,118
                                            =========            =======            =======             =======      =======
   _______________

   (1) Doubtful accounts written off (recovered)

   (2) Assumed in acquisitions


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 1998.

                                  SUPERIOR SERVICES, INC.



                                  By:/s/ G. William Dietrich
                                      G. William Dietrich, President
                                      and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of February 25, 1998.


   By: /s/ Joseph P. Tate  By:/s/ G. William Dietrich  By: /s/ George K. Farr
       Joseph P. Tate         G. William Dietrich          George K. Farr
       Chairman of the Board  President, Chief Executive   Chief Financial
        and Director           Officer and Director         Officer (Principal
                               (Principal Executive         Financial &
                               Officer)                     Accounting Officer)


   By: /s/ Gary G. Edler   By:/s/ Walter G. Winding    By/s/ Francis J. Podvin
       Gary G. Edler          Walter G. Winding           Francis J. Podvin
       Vice President and     Director                    Director
        Director


   By: /s/Warner C. Frazier  By: /s/ Donald Taylor
       Warner C. Frazier         Donald Taylor
       Director                  Director

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX
                  TO FORM 10-K FOR YEAR ENDED DECEMBER 31, 1997


    Exhibit   Exhibit Description
    No.

    3.0 Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.0 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

    3.1 Restated By-Laws. [Incorporated by reference to Exhibit 3.1 filed with the Company's Form S-1 Registration Statement
              No. 333-240, dated January 9, 1996, as amended.]

    4.1* Amended and Restated Revolving Credit Agreement, dated as of March 26, 1997, between the Company and its subsidiaries and The First National Bank of Boston, LaSalle National Bank and Bank One, Wisconsin and Bank of America Illinois. [Incorporated by reference to Exhibit 4.5 filed with the Company's Form 10-Q for the period ended March 31, 1997, dated January 9, 1996, as amended.]

    4.2* First Amendment to the Revolving Credit Agreement, dated as of April 21, 1997, between the Company Amended and Restated, and The First National Bank of Boston, LaSalle National Bank and Bank One and its subsidiaries.

    4.3* Second Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 30, 1997, between the Company and The First National Bank of Boston, LaSalle National Bank and Bank One Wisconsin.

    4.4 Rights Agreement dated February 21, 1997, between the Company and LaSalle National Bank, Chicago, Illinois. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 28, 1997.]

    10.0** Stock Option Agreement, dated as of February 25, 1993, and as amended on May 5, 1995 and August 15, 1995, and November 29, 1995, between George K. Farr and the Company. [Incorporated by reference to Exhibit 10.1 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

    10.1** Stock Option Agreement, dated as of February 14, 1995, and as amended on May 16, 1995, August 15, 1995 and November 29, 1995, between G. William Dietrich and the Company. [Incorporated by reference to Exhibit 10.2 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

    10.2**    Amendment to Restated Option Agreement dated November 26,
              1996 between G. William Dietrich and the Company. [Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K Annual Report for the year ended December 31, 1996].

    10.3** Employment Agreement, dated as of September 1, 1993 and as amended August 15, 1995, between Peter J. Ruud and the Company. [Incorporated by reference to Exhibit 10.3 filed with the Company's Form S-1 Registration Statement
              No. 333-240, dated January 9, 1996, as amended.]

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

    10.9** Form of Stock Option Agreement under 1993 Stock Option Plan. [Incorporated by reference to Exhibit 10.9 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]

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

     10.14** Employment Agreement between the Company and Scott S. Cramer dated as of July 1, 1997.

     10.15** Employment Agreement between the Company and Gary Blacktopp dated as of January 1, 1997, and amended as of August 26, 1997.
     10.16**
              Form of Amendment of Key Executive Employment and Severance Agreements entered into by each of G. William Dietrich, George K. Farr, and Peter J. Ruud.

    21        List of subsidiaries as of December 31, 1997.

    23        Consent of Ernst & Young LLP.

    27        Financial Data Schedule.

    99 Proxy Statement to the Company's 1998 Annual Shareholders meeting scheduled to be held May 13, 1998. [To be filed with the Commission prior to 120 days after December 31, 1997, and incorporated by reference herein to the extent indicated in
              Part III to this Form 10-K.]

   ____________________

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

   ** This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K pursuant to Item 14 of Form 10-K.