Form 10-K405/A
period 1997-12-31
SUPERIOR SERVICES INC
filed 1998-05-08
CIK 1005751

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO

   {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the fiscal year ended              December 31, 1997


   {  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to

        Commission file number                    0-27508

                             SUPERIOR SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Wisconsin                                  39-1733405
      (State or other jurisdiction of                   (I.R.S. Employer
          Identification No.)                            or organization)

                      10150 West National Avenue, Suite 350
                           Milwaukee, Wisconsin  53227
                    (Address of principal executive offices)
                                   (Zip Code)

                                   414-328-2800
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:      None

   Securities registered pursuant to Section 12(g)
    of the Act:        Common Stock, $.01 par value; Common Stock Purchase
                       Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 oegistrant r 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 19, 1998: $569,518,895. As of February 19, 1998 there were 24,113,958 shares of Common Stock, $.01 par value, of the registrant outstanding.(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for 1998 annual meeting of shareholders (incorporated by reference into Part III, to the extent indicated therein).

   (1) Excludes only shares held by directors and officers of the registrant.

        The undersigned registrant hereby amends the second paragraph under the section entitled "Year 2000 Initiative" under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1997 to provide in its entirety as follows:

             The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 and will take approximately 18 months for the Company to fully execute its Year 2000 initiative. Based on the Company's initial assessments, the cost of Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

        The undersigned registrant hereby amends and restates Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1997 to provide in its entirety as follows:

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements:

        The consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ending December 31, 1997, together with the report thereon of Ernst & Young LLP, Deloitte & Touche LLP, dated February 5, 1998, appear on pages 26 through 42 of the Company's 1997 Annual Report to Shareholders, and are incorporated herein by reference.

   (a)(2) Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts

        Schedules not included have been omitted because they are not applicable.

   (b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

   (c) Exhibits:

        The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUPERIOR SERVICES, INC.
                                 Registrant

   May 7, 1998                   By:  /s/ George K. Farr
                                      George K. Farr
                                      Chief Financial Officer

                                  EXHIBIT INDEX
                             SUPERIOR SERVICES, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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

       4.2* First Amendment to the Revolving Credit Agreement, dated as of April 21, 1997, between the Company Amended and Restated, and The First National Bank of Boston, LaSalle National Bank and Bank One and its subsidiaries (previously filed).

       4.3* Second Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 30, 1997, between the Company and The First National Bank of Boston, LaSalle National Bank and Bank One Wisconsin (previously filed).

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

        10.14**   Employment Agreement between the Company and
                  Scott S. Cramer dated as of July 1, 1997
                  (previously filed).

        10.15**   Employment Agreement between the Company and
                  Gary Blacktopp dated as of January 1, 1997, and amended as of August 26, 1997
                  (previously filed).

        10.16**   Form of Amendment of Key Executive
                  Employment and Severance Agreements entered into by each of G. William Dietrich, George
                  K. Farr, and Peter J. Ruud.

       21         List of subsidiaries as of December 31, 1997
                  (previously filed).

       23         Consent of Ernst & Young LLP (previously filed).

       27.1       Financial Data Schedule for the year ended
                  December 31, 1997 (previously filed).

       27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997.

       27.3 Restated Financial Data Schedule for the six months ended June 30, 1997.

       27.4 Restated Financial Data Schedule for the three months ended March 31, 1997.

       27.5 Restated Financial Data Schedule for the year ended December 31, 1996.

       27.6 Restated Financial Data Schedule for the nine months ended September 30, 1996.

       27.7 Restated Financial Data Schedule for the six months ended June 30, 1996.

       27.8 Restated Financial Data Schedule for the three months ended March 31, 1996.


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