Form 10-Q
period 1998-03-31
SUPERIOR SERVICES INC
filed 1998-05-15
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes__X__  No_____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
        Yes____   No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on May 5, 1998 was 26,718,494.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                      For the Quarter Ended March 31, 1998

                                                               Page Number
   PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

             Condensed Consolidated Balance Sheets   . . . . .     3

             Condensed Consolidated Statements of Income   . .     4

             Condensed Consolidated Statements
             of Shareholders' Investment   . . . . . . . . . .     5

             Condensed Consolidated Statements of Cash Flows       6

             Notes to Condensed Consolidated
             Financial Statements  . . . . . . . . . . . . . .  7-12

        Item 2. Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations   . . . . . . . . . . . . . 12-17

   PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings . . . . . . . . . . . . . .    18

        Item 5.  Other Matters . . . . . . . . . . . . . . . .    18

        Item 6.  Exhibits and Reports on Form 8-K  . . . . . .    21

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .    22

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)
                                   (Unaudited)

                                                      December 31,  March 31,
                                                          1997         1998
                                                       (Restated)
    ASSETS
      Current assets:
        Cash and cash equivalents                        $42,684     $27,829
        Trade accounts receivable                         36,054      34,736
        Prepaid expenses and other current assets          5,899       4,613
                                                        --------    --------
      Total current assets                                84,637      67,178

        Property and equipment, net                      221,346     226,876
        Restricted funds held in trust                     7,714       8,163
        Other assets                                       4,387       3,663
        Intangible assets, net                            64,516      75,867
                                                        --------    --------
        Total assets                                    $382,600    $381,747
                                                        ========    ========
    LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
        Current maturities of long-term debt              $4,129      $1,800
        Trade accounts payable                            11,047      12,164
        Accrued payroll and related expenses               4,769       3,724
        Other accrued expenses                            21,191      16,820
                                                        --------    --------
      Total current liabilities                           41,136      34,508

      Long-term debt, net of current maturities            7,188       4,359
      Disposal site closure and long-term
      care obligations                                    41,281      42,213
      Deferred income taxes                               18,067      19,101
      Other liabilities                                   13,606      12,022

      Commitments and Contingencies
      Shareholders' investment:
        Common stock                                         263         267
        Additional paid-in capital                       216,694     221,668
        Retained earnings                                 44,365      47,609
                                                        --------    --------
      Total shareholders' investment                     261,322     269,544
                                                        --------    --------
      Total liabilities and shareholders'
      investment                                        $382,600    $381,747
                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                Three Months Ended March 31,
                                                     1997             1998
                                                  (Restated)
    Revenues                                       $33,900          $51,753
    Expenses:
      Cost of operations                            18,073           28,709
      Selling general and administrative costs       6,172            7,388
      Merger costs                                      --            1,493
      Depreciation and amortization expenses         4,965            7,474
                                                    ------           ------
                                                    29,210           45,064
                                                    ------           ------
    Operating income                                 4,690            6,689

    Other income (expense):
      Interest expense                                (332)            (411)
      Other income                                     298              393
                                                    ------           ------

    Income before income taxes                       4,656            6,671
    Provision for income taxes                       1,710            3,476
                                                    ------           ------

    Net income                                      $2,946           $3,195
                                                    ======           ======

    Earnings per share - basic and diluted           $0.14            $0.12
                                                    ======           ======
    Pro forma adjustments (note 3):
      Net income, as reported                       $2,946           $3,195
                                                    ------           ------
      Adjustment for income taxes                     (204)             384
                                                    ------           ------
      Net income                                    $2,742           $3,579
                                                    ======           ======
      Earnings per share as adjusted
        - basic and diluted                          $0.13            $0.13
                                                    ======           ======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                       Common             Additional
                        Stock             Paid-In     Retained
                       Shares    Amount   Capital     Earnings      Total
    Balance at
     December 31,
     1997, as
     previously
     reported        24,071,932   $241    $216,309    $42,859     $259,409

    Shares issued
     for pooling of
     interests        2,161,526     22         385      1,506        1,913
                     ----------   ----    --------    -------     --------
    Balance at
     December 31,
     1997, as
     restated        26,233,458    263     216,694     44,365      261,322

    Net Income                -      -           -      3,195        3,195

    Issuance of
    common stock:

      Exercise of
      stock options     187,672      2       1,397          -        1,399

      Acquisitions      294,873      2       3,989        339        4,330

      Subchapter S
      distributions
      to former
      shareholders            -      -        (407)      (295)        (702)
                     ----------   ----    --------    -------     --------
    Balance at
     March 31, 1998  26,716,003   $267    $221,673    $47,604     $269,544
                     ==========   ====    ========    =======     ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars In Thousands)
                                   (Unaudited)

                                                       For the three months
                                                          ended March 31,
                                                           1997       1998
                                                       (Restated)
    OPERATING ACTIVITIES
    Net income                                            $2,946     $3,195
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                        4,965      7,474
      Deferred income taxes                                 (232)     1,034
      Gain on sale of assets                                   3         48
      Changes in operating assets and
       liabilities, net of effects of
       acquired businesses:
        Accounts receivable                                2,298      1,922
        Prepaid expenses and other current assets           (735)       733
        Accounts payable and accrued expenses             (5,410)    (4,876)
        Disposal site closure and long-term
         care obligation                                     849        932
        Other                                                942        (26)
                                                         -------    -------
    Net cash provided by operating activities              5,626     10,436

    INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired       (2,126)   (12,831)
    Purchases of property and equipment                   (4,688)    (7,707)
    Proceeds from sale of property and equipment             420        165
    Increase in restricted funds held in trust               (59)      (449)
                                                         -------    -------
    Net cash used in investing activities                 (6,453)   (20,822)

    FINANCING ACTIVITIES
    Proceeds from long-term debt                             369         15
    Payments of long-term debt                            (1,065)    (5,181)
    Issuance of common stock                               4,989      1,399
    Subchapter S distributions to former shareholders       (440)      (702)
                                                         -------    -------
    Net cash provided by (used in) financing
    activities                                             3,853     (4,469)
                                                         -------    -------
    Net increase (decrease) in cash and cash
     equivalents                                           3,026    (14,855)
    Cash and cash equivalents at beginning of period      18,992     42,684
                                                         -------    -------
    Cash and cash equivalents at end of period           $22,018    $27,829
                                                         =======    =======

   The accompanying notes are an integral part of these financial statements.

                               Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.   Organization and Basis of Presentation

        Superior Services, Inc. ("Superior" or the "Company") is an integrated waste management services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste. The condensed consolidated financial statement included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the interim periods presented. The Company has also restated the previously issued financial statements for the three months ended
   March 31, 1997 and the consolidated balance sheet presented as of December 31, 1997 to reflect the acquisition of Alabama Waste Systems, Inc. and Acmar Regional Landfill, Inc. (collectively "AWS") completed on March 31, 1998 and accounted for using the pooling of interests method. Prior to the merger, AWS had elected "S" Corporation status for income tax purposes. As a result of the merger, AWS terminated its "S" Corporation election. Pro forma provisions for income taxes are presented for the three months ended March 31, 1997 and 1998 and have been computed as if AWS had been a "C" Corporation during the periods presented.

        Operating results for interim periods are not necessarily indicative of the results for full years and other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior for the year ended December 31, 1997 and the related notes thereto (the "Financial Statements") included in the Company's Form 10-K for the year ended December 31, 1997.

        The accompanying condensed consolidated financial statements include the accounts of Superior and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

   2.   Significant Accounting Policies and Use of Estimates

        There have been no significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997.

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' investment. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company has no such transactions which would be accounted for as part of comprehensive income.

        The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports. Adoption of SFAS No. 131 has had no effect on the Company's reported segments.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   3.   Acquisitions

        In the first three months of 1998, the Company acquired ten businesses which were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $11.9 million in cash and 115,474 shares of Common Stock issued under the Company's Form S-4 Acquisition Shelf Registration Statement. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

        During the first three months of 1998, 29,399 shares of Common Stock were issued under the Company's Form S-4 Acquisition Shelf Registration Statement, and approximately $946,000 of cash was paid in settlement of final valuation computations on certain acquisitions which occurred in 1997.

        The Company completed its mergers with TWR, Inc. ("TWR") and AWS on March 1, 1998 and March 31, respectively. The TWR and AWS mergers were accounted for as pooling of interests pursuant to which the Company issued 150,000 and 2,161,526 shares of Common Stock, respectively, under the Company's Form S-4 Registration Statement. The Company incurred nonrecurring merger costs of approximately $1.5 million during the first quarter of 1998 as a result of the mergers with TWR and AWS. The merger costs incurred in connection with the mergers with TWR and AWS were $1,236,000 net of tax (approximately $0.04 per share). The merger costs included severance and bonuses, professional fees, and other merger related costs. As of March 31, 1998, $1.2 million had been accrued for merger costs expected to be paid by the end of 1998. Included in the provision for income taxes for the three months ended March 31, 1998 is $771,000 related to the cumulative deferred tax provision associated with the AWS conversion from a "S" Corporation to a "C" Corporation in connection with their merger with the Company. Periods prior to 1998 have not been restated to include the accounts and operations of TWR as combined results are not materially different from the results as previously presented. Combined and separate results of operation of the Company prior to completion of the merger with AWS for the three months ended March 31, 1997, as restated, are as follows (in thousands, except per share amounts):

                                               Superior  AWS/Acmar  Combined

    Three months ended March 31, 1997
    (unaudited):
    Revenue                                      $30,683    $3,217   $33,900
    Income before income taxes                     4,146       510     4,656
    Net income                                     2,436       510     2,946
    Earnings per share - basic and diluted         $0.13               $0.14

        The unaudited pro forma results of operations below assume that 1997 and 1998 acquisitions accounted for as purchases occurred at the beginning of 1997. In addition to combining the historical results of all such acquired entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisitions. However, no adjustments have been reflected for nonrecurring expenses as a result of the acquisition of the entities.

                                         Three Months Ended March 31,
                                                  1997     1998
    Total net revenue                          $51,298  $53,744
    Net income                                   3,564    3,212
    Earnings per share - basic                   $0.17    $0.12
    Earnings per share - diluted                 $0.16    $0.12

        The pro forma financial information does not purport to be indicative of the results which would actually have been recognized had the purchase transactions been completed on January 1, 1997 or which may be obtained in the future.

   4.   Shareholders' Investment

        On February 24, 1998, the Company granted employee stock options exercisable for 358,774 shares of Common Stock at an exercise price of either $25.875 or $28.457 per share (fair market value on grant date was $25.875). The options become exercisable 25% after one year and an additional 6.25% for each quarter thereafter.

   5.   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share amounts).

                                                     March 31,    March 31,
                                                        1997         1998
    Numerator

    Income from continuing operations used in
    computing basic and diluted earnings per share       $2,946       $3,195
                                                     ==========   ==========
    Denominator

    Denominator for basic earnings per share -
    weighted average common shares                   21,127,700   26,447,200

    Effect of dilutive securities - employee stock
    options                                             365,100      457,500
                                                     ----------   ----------
    Denominator for diluted earnings per share -
    adjusted weighted average common shares          21,492,800   26,904,700
                                                     ==========   ==========

   6.   Commitments and Contingencies

        In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of March 31, 1998, the estimated one-time capital cost for the additional extractions wells was $107,000. Annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system are estimated as $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. The Company has entered into a settlement agreement with certain generator PRPs which allocates the costs of the remediation. Under the settlement agreement, certain of the generator PRPs agreed to contribute to a total of approximately 42% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. The seller and former owner of the closed landfill agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller. The seller's remaining potential indemnification obligation was collateralized as of March 31, 1998, by $2,317,245 in cash held in escrow. The $2,317,245 recoverable from the seller is included on the Company's balance sheet as part of "other assets." On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remediation plan for the closed landfill approximates $688,000.

        The Company and seller are in dispute regarding the cost of a likely remedial action plan. The seller has demanded arbitration and has filed a declaratory judgment action in state circuit court. The state court entered judgment on March 23, 1998 finding that the engineer's estimate is final and binding on the parties. On April 30, 1998 the Company filed its notice of appeal of the lower court judgment in state appellate court. If the seller's position is accepted or upheld in the pending proceedings, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow. This would result in a reduction of its "other asset" and the related liability account on its balance sheet, but would have no income statement effect. Although the engineer's estimate of such potential costs was substantially less than the Company's current estimate, the Company believes its existing financial reserves, together with the amounts paid and remaining payable by the seller and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs of such landfill. As is the case with all sites on the NPL, the performance of the selected remedy at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedy does not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR or EPA. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

        In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified.
   At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of redemption and monitoring with respect to the contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's common stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environment liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

        In connection with the AWS merger on March 31, 1998, a landfill was acquired which was subject to legal proceedings brought by the local municipality. In October 1996, the municipality filed an administrative appeal challenging the State of Alabama Department of Environmental Management's (DEM) decision to issue a landfill permit modification. An administrative commission appointed a judge to act as a hearing officer to oversee the permit appeal. Based upon the hearing officer's recommendation, the administrative commission in June 1997 unanimously adopted the recommendation of the hearing officer that the landfill permit modification was properly issued. Subsequently, the municipality filed an appeal of this administrative decision in state circuit court. While the Company believes it will be successful in defending the appeal of this decision, there can be no assurance that this appeal will not be determined adversely to the Company. Any such adverse decision, if ultimately upheld, could impact the ability of such landfill to accept any or certain volumes of waste and, in turn, could adversely effect the Company's results of operations. Separately, the municipality in August 1996 filed in Federal district court a citizen's suit against the landfill brought under provisions of the Clean Water Act and the Resource Conservation and Recovery Act. The Company does not believe there is a basis for a claim supporting the citizen's suit. In addition to the Federal claims, the municipality has alleged certain state law claims that, among other things, the prior owners of the landfill misrepresented the geology and hydrogeology of an expansion portion of the landfill, allegedly inducing the municipality to grant local approval for the expansion of the landfill. This local approval is a prerequisite for issuance of the DEM solid waste permit. Prior to the acquisition of this landfill, the prior owners were engaged in settlement negotiations with the municipality regarding these proceedings. Since the acquisition, the Company has met with municipal officials and presented a settlement offer which the municipality currently has under consideration. The Company believes that the ultimate resolution of the citizen's suit and the municipality's state law claims will not have a material adverse effect on the Company's financial condition or results of operations.

        The Company carries a range of insurance, including a commercial general liability policy and a property damage policy. The Company maintains a limited environmental impairment liability policy on its landfills and transfer stations that provides coverage, on a "claims made" basis, against certain third party off-site environmental damage. There can be no assurance that the limited environmental impairment policy will remain in place or provide sufficient coverage for existing, but not yet known, third party, off-site environmental liabilities. The Company is also a party to various legal proceedings arising in the normal course of business. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or result of operations.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Special Note Regarding Forward-Looking Statements

        Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," anticipates, "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and are also set forth in the Company's Form S-4 Registration Statement dated March 30, 1998 (No. 333-48887) under the caption "Risk Factors", and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   General

        The Company provides solid waste collection, transfer, transportation, recycling and disposal services to over 530,000 residential, commercial and industrial customers in Alabama, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia, and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of March 31, 1998, solid waste operations consisted of 15 Company-owned solid waste landfills, four managed third party landfills, 40 solid waste collection operations, 15 recycling facilities and 13 solid waste transfer stations.

        As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                            Three Months Ended
                                                  March 31,
                                              1997      1998
    Collection                                 56%       60%
    Third party disposal                       20%       16%
    Recycling                                  12%       10%
    Other integrated waste services            12%       14%
                                              ----      ----
                                              100%      100%
                                              ====      ====

        The Company's strategy for future growth anticipates the recognition of significant revenue from acquiring additional solid waste collection and disposal operations as well as continued internal growth. The Company acquired or merged with businesses with estimated annualized revenues of more than $30 million in the first three months of 1998. The percentage of revenue obtained from collection services increased to 60% in the first three months of 1998 compared to 56% in the first three months of 1997 due to a greater portion of revenue being generated from collection operations acquired. As it continues to acquire additional solid waste collection and disposal operations, the Company believes that its revenue mix will shift away from recycling and other integrated waste services and more towards solid waste collections and disposal.

        All financial data for the three month period ended March 31, 1997 have been restated and give retroactive effect to the Company's March 31, 1998 merger with AWS in a transaction accounted for as a pooling of interests.

        Prior to the AWS merger, AWS had elected "S" Corporation status for federal income tax purposes. As a result of the merger, AWS's "S" Corporation status was terminated. Accordingly, certain pro forma information is presented in the Company's Consolidated Statements of Income as if AWS had been a taxable entity during the periods presented.

   Results of Operations

        The information presented below reflects the pro forma net income exclusive of merger costs incurred in connection with the mergers with TWR and AWS, which were accounted for as poolings of interest. Pro forma net income includes federal and state income tax provisions for 1997 and 1998 as if AWS had been a taxable entity, and excludes the cumulative deferred tax provision for AWS which were Subchapter S Corporations prior to the merger.
                                               Summary Financial Data
                                      (in thousands, except per share data)
                                             Three Months Ended March 31,

                                            1997     Per                Per
                                       (restated)   Share    1998      Share
    Revenue                              $33,900        -  $51,753         -
    Net income                             2,946    $0.14    3,195     $0.12
    Net income, as reported               $2,946    $0.14   $3,195     $0.12
    Pro forma adjustments:
      Adjustment for income taxes           (204)       -      384         -
                                          ------    -----   ------     -----
      Pro forma net income                 2,742    $0.13    3,579     $0.13
      Merger costs, net of tax                 -        -    1,236     $0.05
                                          ------    -----   ------     -----
    Pro forma net income, exclusive of
      merger costs and cumulative
      deferred tax provisions             $2,742    $0.13   $4,815     $0.18
                                          ======    =====   ======     =====

   Overview

        Revenues in the 1998 first quarter of $51.8 million increased 52.7% over the comparable period in the prior year, as restated, primarily due to operations acquired which were accounted for under the purchase method of accounting. Pro forma earnings per share, excluding one-time merger costs resulting from the acquisitions of TWR and AWS and excluding cumulative deferred tax provisions for AWS which were "S" Corporations prior to the merger, increased 38.5% to $0.18 per share from $0.13 per share for the first quarter of 1997. The one-time merger costs and the cumulative deferred tax provisions totaled approximately $0.06 per share. Net income, exclusive of these merger costs and the cumulative deferred tax provisions, increased 75.6% to $4.8 million in the 1998 first quarter from $2.7 million in the same period of 1997, as restated. The weighted average of common and common equivalent shares outstanding was 26.9 million for the first quarter of 1998 and 21.5 million for the first quarter of 1997, as restated.

        The following table sets forth for the periods indicated the percentage of revenues by the individual line items reflected in the Company's condensed consolidated statements of income:

                                             Three Months Ended March 31,
                                                      1997        1998
                                                   (restated)

    Revenues                                         100.0%      100.0%
    Cost of operations                                53.3        55.5
    Selling, general and administrative expenses      18.2        14.3
    Merger costs                                       -           2.9
    Depreciation and amortization                     14.7        14.4
    Operating income                                  13.8        12.9
    Interest expense                                  (1.0)       (0.8)
    Other income                                       0.9         0.8
    Income before income taxes                        13.7        12.9
    Income taxes                                       5.0         6.7
    Net income                                         8.7%        6.2%
                                                       ====        ====

   Revenues

        Revenues for the 1998 first quarter compared to the 1997 first quarter, as restated, increased approximately $17.9 million due primarily to the impact of businesses acquired which were accounted for under the purchase method of accounting. Revenues increased $15.4 million from the impact of operations acquired and accounted for under the purchase method. Substantially all of the remaining increase in revenue was a result of internal growth. Daily disposal volume at the Company's landfills rose to an average of more than 10,700 tons per day in the 1998 first quarter compared to an average of 6,600 tons per day in the corresponding period last year. The higher landfill volume was primarily the result of seven landfills acquired since the first quarter of 1996, including a landfill owned by AWS. As anticipated, the volumes of waste received in the 1998 first quarter were lower than the volume received in the fourth quarter of 1997 reflecting typical adverse winter conditions in the Upper Midwest.

        The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. However, the impact of prices for recyclable waste paper had essentially no effect on revenues in the 1998 first quarter compared to the 1997 first quarter, as restated. The Company's recycling operations continued to be profitable in the 1998 first quarter due to the Company's floor-pricing arrangement with a national paper company, coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

        Cost of operations for the three months ended March 31, 1998 increased $10.6 million, or 58.9% to $28.7 million from $18.1 million for the three months ended March 31, 1997, as restated. As a percentage of revenues, cost of operations increased from 53.3% in the first quarter of 1997, as restated, to 55.5% in the first quarter of 1998. The increase was due to the higher relative percentage of non-integrated collection business resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities and due to the higher relative percentage of business from collection operations and other integrated waste services (which have higher costs of operations than disposal operations). Changes in this trend are dependent on the timing and mix of potential future business acquisitions, the timing of the opening of its landfill project under development in Wisconsin and the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of the new businesses acquired.

   Selling, General and Administrative Expense ("SG&A")

        SG&A increased $1.2 million, or 19.7%, to $7.4 million for the three-month period ended March 31, 1998 from $6.2 million for the three-month period ended March 31, 1997, as restated. As a percentage of revenues, SG&A decreased from 18.2% to 14.3% in the 1998 first quarter primarily due to the significant increase in revenues acquired without a need to correspondingly increase SG&A support functions, particularly at the home office. This trend is expected to continue in the near term due to the impact of spreading relatively fixed corporate SG&A costs over a larger revenue base as the Company continues to pursue its acquisition growth strategy and also attempts to implement further SG&A efficiencies. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to service new customers, including those associated with the business acquired.

   Merger Costs

        The Company incurred nonrecurring merger costs of approximately $1.5 million during the first quarter of 1998 as a result of the merger completed with TWR and AWS March 1, 1998 and March 31, respectively. The one-time merger costs included severance and bonuses, professional fees and other related merger costs. As of March 31, 1998, $1.2 million had been accrued for merger related costs expected to be paid by the end of 1998.

   Depreciation and Amortization

        Depreciation and amortization increased $2.5 million, or 50.5%, to $7.5 million for the three-month period ended March 31, 1998 from $5.0 million in the three-month period ended March 31, 1997, as restated, primarily as a result of increased depreciation costs of the additional assets and businesses acquired.

   Interest Expense

        Interest expense increased $79,000, or 23.8%, to $411,000 from $332,000 in the three-month period ended March 31, 1998 compared to the three-month period ended March 31, 1997, as restated primarily as a result of debt assumed in connection with its acquisition activity.

   Income Tax Expense

        The Company's effective tax rate, as restated, increased from 36.7% for the three months ended March 31, 1997 to 52.1% for the three-month period ended March 31, 1998. The increase is due to the $771,000 cumulative deferred tax provision recognized in 1998 associated with the AWS conversion from a subchapter S corporation to a taxable entity. As a Subchapter "S" Corporation prior to the merger, payment of AWS' income taxes were the responsibility of its former stockholders.

   Liquidity and Capital Resources

        The Company's balance sheet at March 31, 1998 reflected approximately $27.8 million in cash and cash equivalents compared to $42.7 million at December 31, 1997. Pending specific application, the Company has invested its excess cash in short-term interest bearing securities.

        At March 31, 1998, the Company had no outstanding borrowings, and approximately $2.4 million in letters of credit outstanding, under its $110 million revolving credit facility. Substantially all of the $110 million facility was available at March 31, 1998. Outstanding long-term indebtedness at March 31, 1998 consisted primarily of equipment loan facilities. At March 31, 1998, the ratio of the Company's long-term debt to total capitalization ratio was 1.6% compared to 2.7% at December 31, 1997, as restated. This reduction was attributable to net cash flow from operations applied to reduce outstanding indebtedness.

        The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal, transfer and collection operations. Although there can be no assurance that the Company will be able to complete successfully any such acquisitions, the Company intends to fund any such future acquisitions in 1998 through the use of cash, capital stock, assumption of indebtedness, future royalties, and/or contingent payments. The cash required to fund any future acquisitions will likely be provided from one or more of the following sources: existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility. The Company is currently negotiating an increase in the size of its revolving credit facility.

        Capital expenditures for the three months ended March 31, 1998 were $7.7 million compared to $4.7 million for the three months ended March 31, 1997, as restated, primarily due to equipment purchases at collection companies acquired since March 31, 1997. Capital expenditures for 1998 are currently expected to be approximately $44 million compared to $30.5 million in 1997, as restated. These amounts are primarily allocated to continued spending for landfill expansions. The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, as described above, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional solid waste collection and disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

        Net cash provided by operations increased to $10.4 million for the three months ended March 31, 1998 from $5.6 million in the three months ended March 31, 1997, as restated. The increase was primarily due to an increase in depreciation and amortization, a non-cash expense. The decrease in prepaid and other current assets of $1.5 million provided additional cash as did the increase in the deferred tax liability of $1.3 million.

        Net cash used in investing activities for the three months ended March 31, 1998 increased to $20.8 million from $6.5 million in the three months ended March 31, 1997, as restated. The increase was primarily due to $12.8 million of cash payments for businesses acquired and the increase in purchases of property and equipment described above.

        Net cash used in financing activities in the three months ended March 31, 1998 totaled $4.5 million, compared to net cash provided by financing activities of $3.9 million in the three months ended March 31, 1997, as restated. The increase in cash used in financing activities reflects the increase in payment of long-term debt of $4.1 million in the first three months of 1998 compared to the first three months of 1997, as restated. Proceeds from the exercise of employee stock options also decreased $3.6 million between the first quarter of 1997 and the first quarter of 1998.

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

   Year 2000 Initiative

        The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

        The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 and that it will take approximately 18 months for the Company to fully execute its Year 2000 initiative.


                                     PART II

   Item 1.  Legal Proceedings

        See Note 6 to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain ongoing legal proceedings.

   Item 5.  Other Matters

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following table presents selected consolidated statement of operations, balance sheet and other operating data of the Company for the periods presented. The following selected financial and operating data were derived from the Company's consolidated financial statements. The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements. All financial data have been restated and give retroactive effect to reflect the Company's March 31, 1998 merger with Alabama Waste System, Inc. and Acmar Regional Landfill, Inc. (collectively, "AWS") in a transaction accounted for as a pooling of interests.

                             Superior Services, Inc.
           Selected Consolidated Financial and Operating Data-Restated

                                                                         Years Ended December 31
                                                                      (in thousands except per share data)
                                                            1993        1994        1995        1996         1997
    Statement of Operations Data:
      Revenues                                           $74,540     $84,542    $105,694    $129,443     $191,578
      Cost of operations                                  43,047      51,787      55,022      66,609      103,894
      Selling, general and administrative expenses        13,854      16,853      18,587      21,333       27,667
      Merger costs(2)                                          0           0           0           0        1,035
      Litigation settlement costs(3)                          --          --          --          --        1,790
      Depreciation and amortization                        6,836      10,899      15,329      19,331       25,851
      Operating income from continuing operations         10,803       5,003      16,756      22,170       31,341
      Interest expense                                    (1,868)     (2,605)     (3,298)     (1,296)      (1,857)
      Other income                                           841         716         750       1,020        1,617
      Income from continuing operations before
        income taxes                                       9,776       3,114      14,208      21,894       31,101
      Income taxes                                         3,343       1,389       5,733       8,540       12,706
      Income from continuing operations                    6,433       1,725       8,475      13,354       18,395
      Income (loss) from discontinued operations,
        net of income tax (1)                                 56      (5,735)       (329)          0            0
      Net income (loss)                                   $6,489     $(4,010)     $8,146     $13,354      $18,395
      Earnings-(loss) per share:
        Basic                                              $0.46      $(0.26)      $0.48       $0.67        $0.81
        Diluted                                            $0.45      $(0.26)      $0.47       $0.66        $0.80

                                                                         Years ended December 31

                                                            1993        1994        1995        1996         1997
    Balance Sheet Data:
      Cash and cash equivalents                           $4,637      $2,418      $4,008     $18,992      $42,684
      Working capital                                      9,348      11,096       3,740      16,554       43,501
      Property and equipment, net                         80,757      87,891      96,597     124,591      221,346
      Total assets                                       124,316     137,023     144,171     203,340      382,600
      Long-term debt, net of current maturities           29,379      38,403      23,339       8,404        7,188
      Total common shareholders' investment               35,416      31,497      41,204     109,629      261,322

   _______________

   (1)  Includes losses on disposition of discontinued operations, net of income taxes of $5,042,000 and $329,000 for 1994 and
        1995, respectively.
   (2)  On June 27, 1997, the Company completed its merger with Resource Recovery Transfer and Transportation, Inc. ("R2T2")
        accounted for as a pooling of interest.  The Company incurred nonrecurring merger costs of $1,035,000 during 1997 as a result of the merger with R2T2.
   (3)  Prior to its merger with the Company, Acmar Regional Landfill, Inc. negotiated a settlement agreement with the United
        States Government with respect to a "Clean Water Act" violation in 1993 resulting in fines and restitutions totaling
        $1,790,000 and was placed on probation for three years.  This amount was accrued for in the December 31, 1997 financial statements.  As provided in the settlement agreement, its probation was terminated as a result of the payment of the fine and its merger with the Company on March 31, 1998.  Additionally, AWS incurred legal fees included in selling, general and administrative costs of $342,000 during 1997 in connection with this matter.  These costs, together with the fine, net of applicable income taxes, amounted to approximately $0.07 per share in 1997.


   Quarterly Results

        The following table presents the Company's unaudited consolidated quarterly results and the percentages of revenues represented by the individual line items reflected in the Company's consolidated statements of operations for each of the four quarters ended December 31, 1997, all as restated to give retroactive effect to the acquisition of AWS in a transaction accounted for as a pooling of interests. This information has been presented on the same basis as the Company's audited consolidated financial statements incorporated herein by reference and, in the Company's opinion, contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's unaudited quarterly results when read in conjunction with the Company's audited financial statements and notes thereto. Interim operating results, however, are not necessarily indicative of the Company's results for any future period.

                                                          For the three months ended
                                   March 31, 1997     June 30, 1997   September 30, 1997   December 31, 1997
    Revenues                     $33,900      100%  $48,807      100%   $55,181      100%      $53,690   100%
    Cost of operations            18,073       53%   26,283       54%    30,509       55%       29,029    54%
    Selling, general &             6,172       18%    6,930       14%     6,906       13%        7,659    14%
      administrative expenses
    Litigation settlement cost        --       --        --        --        --        --        1,790     3%
    Merger Costs                       0        0%    1,035        2%         0        0%            0     0%
    Depreciation & amortization    4,965       15%    6,189       13%     7,456       14%        7,241    14%
    Operating income               4,690       14%    8,370       17%    10,310       19%        7,971    15%
    Interest expense                (332)     (1%)     (513)     (1%)      (619)     (1%)         (393)  (1%)
    Other income (expense)           298        1%     (235)     (0%)       422        1%        1,132     2%
    Income before taxes            4,656       14%    7,622       16%    10,113       18%        8,710    16%
    Income taxes                   1,710        5%    2,977        6%     3,842        7%        4,177     8%
    Net income                    $2,946        9%   $4,645       10%    $6,271       11%       $4,533     8%
    Earnings per share-Diluted     $0.14              $0.21               $0.28                  $0.17


   Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Superior Services, Inc.
                                      (Registrant)

   Date: May 15, 1998                 /s/ George K. Farr
                                      George K. Farr
                                      Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

   Exhibit Number                Exhibit Description

        10.17 Amendment to Key Executive Employment and Severance Agreement between Superior Services, Inc. and George
                  K. Farr, dated February 24, 1998

        27        Financial Data Schedule