Form 10-Q
period 1998-06-30
SUPERIOR SERVICES INC
filed 1998-08-14
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

        Commission File Number            0-27508


                             SUPERIOR SERVICES, INC.
             (exact name of Registrant as specified in its charter)


                  Wisconsin                          39-1733405
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)


         125 South 84th Street, Suite 200, Milwaukee, Wisconsin    53214
               (Address of principal executive offices)          (zip code)

   Registrant's telephone number, including area code   (414) 479-7800

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

        The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on August 4, 1998 was 26,958,577.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                       For the Quarter Ended June 30, 1998

                                                                  Page Number
   PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  3

                  Condensed Consolidated Statements of Income  . . . . . .  4

                  Condensed Consolidated Statements of
                  Shareholders' Investment . . . . . . . . . . . . . . . .  5

                  Condensed Consolidated Statements of Cash Flows  . . . .  6

                  Notes to Condensed Consolidated Financial Statements . 7-11

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . .  11-17

   PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . 18

        Item 4.   Submission of Matters to a Vote of Securities Holders . 18

        Item 5.   Other Matters   . . . . . . . . . . . . . . . . . . . . 18

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . 18

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                   December 31,      June 30,
                                                       1997           1998
                                                     (Restated)
   ASSETS
      Current assets:
         Cash and cash equivalents                      $42,684       $12,418
         Trade accounts receivable                       36,054        44,249
         Prepaid expenses and other current assets        5,899         5,737
                                                       --------      --------
      Total current assets                               84,637        62,404

      Property and equipment, net                       221,346       244,272
      Restricted funds held in trust                      7,714         8,230
      Other assets                                        4,387         3,874
      Intangible assets, net                             64,516        79,141
                                                       --------      --------
      Total assets                                     $382,600      $397,921
                                                       ========      ========

   LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
         Current maturities of long-term debt            $4,129        $1,623
         Trade accounts payable                          11,047        13,782
         Accrued payroll and related expenses             7,769         4,077
         Other accrued expenses                          21,191        17,663
                                                       --------      --------
      Total current liabilities                          41,136        37,145

      Long-term debt, net of current maturities           7,188         4,021
      Disposal site closure and long-term
       care obligations                                  41,281        45,361
      Deferred income taxes                              18,067        19,100
      Other liabilities                                  13,606        12,439

      Commitments and contingencies

      Shareholders' investment:
         Common stock                                       263           268
         Additional paid-in capital                     216,694       223,896
         Retained earnings                               44,365        55,691
                                                       --------      --------
      Total shareholders' investment                    261,322       279,855
                                                       --------      --------
      Total liabilities and shareholders' investment   $382,600      $397,921
                                                       ========      ========

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)

                       Three months ended June 30,  Six months ended June 30,
                                        1997      1998       1997      1998
                                   (Restated)           (Restated)

   Revenues                          $48,807   $62,366    $82,707  $114,119

   Expenses:

   Cost of operations                 26,283    33,244     44,356    61,953

   Selling, general and
    administrative costs               6,930     7,073     13,102    14,461

   Merger costs                        1,035         -      1,035     1,493

   Depreciation and
    amortization expenses              6,189     8,292     11,154    15,766
                                     -------   -------    -------  --------
                                      40,437    48,609     69,647    93,673
                                     -------   -------    -------  --------
   Operating income                    8,370    13,757     13,060    20,446

   Other income (expense):

   Interest expense                     (513)     (273)      (845)     (684)

   Other income (expense)               (235)      282         63       675
                                     -------   -------    -------  --------
   Income before income taxes          7,622    13,766     12,278    20,437

   Provision for income taxes          2,977     5,679      4,687     9,155
                                     -------   -------    -------  --------

   Net income                         $4,645    $8,087     $7,591   $11,282
                                     =======   =======    =======  ========
   Earnings per share - basic          $0.22     $0.30      $0.36     $0.42
                                     =======   =======    =======  ========
   Earnings per share - diluted        $0.21     $0.30      $0.35     $0.42
                                     =======   =======    =======  ========
   Pro forma adjustments (note 3):

   Net income, as reported            $4,645    $8,087     $7,591   $11,282

   Adjustment for income taxes          (299)        -       (503)      384
                                     -------   -------    -------  --------
   Net income, as adjusted            $4,346    $8,087     $7,088   $11,666
                                     =======   =======    =======  ========
   Earnings per share as
    adjusted - basic                   $0.20     $0.30      $0.33     $0.44
                                     =======   =======    =======  ========
   Earnings per share as
    adjusted - diluted                 $0.20     $0.30      $0.33     $0.43
                                     =======   =======    =======  ========

  The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                 Additional
                                  Common Stock   Paid-In   Retained
                              Shares   Amount    Capital   Earnings   Total
   Balance at
    December 31, 1997,
    as previously
    reported              24,071,932     $241   $216,309    $42,859  $259,409
   Shares issued for
    pooling of interests   2,197,345       22        385      1,506     1,913
                          ----------     ----   --------    -------  --------
   Balance at
    December 31, 1997,
    as restated           26,269,277      263    216,694     44,365   261,322
   Net income                      -        -          -     11,282    11,282
   Issuance of
    common stock:
     Exercise of
      stock options          196,007        2      1,521          -     1,523
     Acquisitions            364,917        3      6,088        339     6,430
     Subchapter S
      distributions
      to former
      shareholders                 -        -       (407)      (295)     (702)
                          ----------     ----   --------    -------  --------
   Balance at
    June 30, 1998         26,830,201     $268   $223,896    $55,691  $279,855
                          ==========     ====   ========    =======  ========


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                         For the six months ended June 30,
                                                         1997        1998
                                                   (Restated)
   OPERATING ACTIVITIES
   Net income                                          $7,591     $11,282
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                     11,154      15,766
     Deferred income taxes                               (280)      1,033
     Gain on sale of assets                               (21)        (94)
     Changes in operating assets and liabilities,
      net of effects of acquired businesses:
      Accounts receivable                              (4,762)     (7,351)
      Prepaid expenses and other current assets        (1,410)       (391)
      Accounts payable and accrued expenses             3,247      (3,126)
      Disposal site closure and long-term
       care obligation                                  1,966       1,697
      Other                                              (705)        502
                                                      -------     -------
   Net cash provided by operating activities           16,780      19,318

   INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired    (75,766)    (26,066)
   Purchases of property and equipment                (13,399)    (18,213)
   Proceeds from sale of property and equipment           708         391
   Increase in restricted funds held in trust            (126)       (516)
                                                      -------     -------
   Net cash used in investing activities              (88,583)    (44,404)

   FINANCING ACTIVITIES
   Proceeds from long-term debt                        60,165          15
   Payments of long-term debt                          (4,530)     (6,016)
   Issuance of common stock                             5,032       1,523
   Subchapter S distributions to former
    shareholders                                         (616)       (702)
                                                      -------     -------
   Net cash provided by (used in)
    financing activities                               60,051      (5,180)
                                                      -------     -------
   Net decrease in cash and cash equivalents          (11,752)    (30,266)
   Cash and cash equivalents at beginning of period    18,992      42,684
                                                      -------     -------
   Cash and cash equivalents at end of period          $7,240     $12,418
                                                      =======     =======

   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

   1.     Organization and Basis of Presentation

     Superior Services, Inc. ("Superior" or the "Company") is an integrated solid waste services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the interim periods presented. The Company has also restated its previously issued financial statements for the three and six months ended June 30, 1997 and its consolidated balance sheet as of December 31, 1997 to reflect the acquisition of Alabama Waste Systems, Inc. and Acmar Regional Landfill, Inc. (collectively "AWS") completed on March 31, 1998 and accounted for using the pooling of interests method. Prior to the merger, AWS had elected S Corporation status for income tax purposes. As a result of the merger, AWS terminated its S Corporation election. Pro forma provisions for income taxes are presented for the six months ended June 30, 1997 and have been computed as if AWS had been a C Corporation during the periods presented.

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

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' investment. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The Company has no such transactions that would be accounted for as part of comprehensive income.

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

   3.     Acquisitions

     In the first six months of 1998, the Company acquired 13 solid waste businesses that were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $24.9 million in cash and 147,145 shares of Common Stock issued under the Company's Form S-4 Acquisition Shelf Registration Statement. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

     During the first six months of 1998, 67,772 shares were issued and $1.4 million of cash was paid in settlement of final valuation computations on certain acquisitions that occurred in 1997

     The Company completed its mergers with TWR, Inc. ("TWR") and AWS on March 1, 1998 and March 31, 1998, respectively. The TWR and AWS mergers were accounted for as pooling of interests pursuant to which the Company issued 150,000 and 2,197,345 shares of Common Stock, respectively, under the Company's Form S-4 Acquisition Shelf Registration Statement. The Company incurred nonrecurring merger costs of approximately $1.5 million during the first quarter of 1998 as a result of the mergers with TWR and AWS. The merger costs incurred in connection with the mergers with TWR and AWS were $1,236,000 net of tax. The merger costs included severance and bonuses, professional fees, and other merger related costs. As of June 30, 1998, $985,000 had been accrued for merger costs expected to be paid by the end of 1998. Included in the provision for income taxes for the six months ended June 30, 1998 is $771,000 related to the cumulative deferred tax provision associated with the AWS conversion from an S Corporation to a Corporation in connection with their merger with the Company. Periods prior to 1998 have not been restated to include the accounts and operations of TWR as combined results are not materially different from the results as previously presented. Combined and separate results of operation of the Company prior to completion of the merger with AWS for the restated six months ended June 30, 1997 are as follows (in thousands, except per share amounts):

                                      Superior   AWS/Acmar   Combined
   Six months ended June 30, 1997
   (unaudited):
   Revenue                            $75,974      $6,733     $82,707
   Income before income taxes          11,021       1,257      12,278
   Net income                           6,334       1,257       7,591
   Earnings per share - basic           $0.33                   $0.36
   Earnings per share - diluted         $0.33                   $0.35

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

                                          Six Months Ended June 30,
                                           1997               1998
                      (Unaudited and in thousands, except per share amounts)
   Total net revenue                   $113,849           $118,211
   Net income                            $8,660            $11,429
   Earnings per share - basic             $0.40              $0.43
   Earnings per share - diluted           $0.40              $0.42

     The pro forma financial information does not purport to be indicative of the result, which would actually have been recognized had the purchase transactions been completed on January 1, 1997 or which may be realized in the future.

   4.     Shareholders' Investment

     On February 24, 1998, the Company granted employee incentive stock options exercisable for 358,774 shares of Common Stock at an exercise price of either $25.875 or $28.457 per share (fair market value on grant date was $25.875).

     On May 12, 1998, the Company granted non-qualified common stock options for 10,000 shares at an exercise price of $31.625 per share to independent directors serving on the Company's Board of Directors. These options vest ratably over an approximate three-year period.

   5.     Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share amounts).

                                      Three Months Ended   Six Months Ended
                                               June 30,         June 30,
                                         1997       1998       1997       1998
   Numerator
   Income from continuing operations
    used in computing basic and
    diluted earnings per share         $4,645     $8,087     $7,591    $11,282
                                       ======     ======     ======    =======
   Denominator

   Denominator for basic earnings
    per share - weighted average
    common shares                  21,393,769 26,775,340 21,277,307 26,628,693

   Effect of dilutive securities
    employee stock options            328,691    487,738    347,120    471,978
                                      -------    -------    -------    -------
   Denominator for diluted warnings
    per share - adjusted weighted
    average common shares          21,722,460 27,263,078 21,624,427 27,100,671
                                   ========== ========== ========== ==========


   6.     Commitments and Contingencies

     In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR, which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. As of June 30, 1998, the estimated one-time capital cost for the additional extractions wells was $107,000. Annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system are estimated as $90,000. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. The Company has entered into a settlement agreement with certain generator PRPs that allocates the costs of the remediation. Under the settlement agreement, certain of the generator PRPs agreed to contribute to a total of approximately 42% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site. The seller and former owner of the closed landfill agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller. The seller's remaining potential indemnification obligation was collateralized as of June 30, 1998, by $2,317,245 in cash held in escrow. The $2,317,245 recoverable from the seller is included on the Company's balance sheet as part of "other assets." On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remediation plan for the closed landfill approximates $688,000. The Company and seller are in dispute regarding the cost of a likely remedial action plan. The seller has demanded arbitration and has filed a declaratory judgment action in state circuit court. The state court entered judgment on March 23, 1998 finding that the engineer's estimate is final and binding on the parties. On April 30, 1998 the Company filed its notice of appeal of the lower court judgment in state appellate court. If the seller's position is accepted or upheld in the pending proceedings, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow. This would result in a reduction of its "other asset" and the related liability account on its balance sheet, but would have no income statement effect. Although the engineer's estimate of such potential costs was substantially less than the Company's current estimate, the Company believes its existing financial reserves, together with the amounts paid and remaining payable by the seller and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs of such landfill. As is the case with all sites on the NPL, the performance of the selected remedy at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedy does not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR or EPA. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

     In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified.
   At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of remediation and monitoring with respect to the contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's common stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environment liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

     In connection with the AWS merger on March 31, 1998, a landfill was acquired which was subject to legal proceedings brought by the local municipality. In October 1996, the municipality filed an administrative appeal challenging the State of Alabama Department of Environmental Management's (DEM) decision to issue a landfill permit modification. An administrative commission appointed a judge to act as a hearing officer to oversee the permit appeal. Based upon the hearing officer's recommendation, the administrative commission in June 1997 unanimously adopted the recommendation of the hearing officer that the landfill permit modification was properly issued. Subsequently, the municipality filed an appeal of this administrative decision in state circuit court. While the Company believes it will be successful in defending the appeal of this decision, there can be no assurance that this appeal will not be determined adversely to the Company. Any such adverse decision, if ultimately upheld, could impact the ability of such landfill to accept any or certain volumes of waste and, in turn, could adversely effect the Company's results of operations. Separately, the municipality in August 1996 filed in Federal district court a citizen's suit against the landfill brought under provisions of the Clean Water Act and the Resource Conservation and Recovery Act. The Company does not believe there is a basis for a claim supporting the citizen's suit. In addition to the Federal claims, the municipality has alleged certain state law claims that, among other things, the prior owners of the landfill misrepresented the geology and hydrogeology of an expansion portion of the landfill, allegedly inducing the municipality to grant local approval for the expansion of the landfill. This local approval is a prerequisite for issuance of the DEM solid waste permit. Prior to the acquisition of this landfill, the prior owners were engaged in settlement negotiations with the municipality regarding these proceedings. Since the acquisition, the Company has met with municipal officials and presented settlement offers that the municipality currently has under consideration. The Company believes that the ultimate resolution of the citizen's suit and the municipality's state law claims will not have a material adverse effect on the Company's financial condition or results of operations.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," anticipates, "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and are also set forth in the Company's Form S-4 Registration Statement dated March 30, 1998, as amended (No. 333-48887) under the caption "Risk Factors", and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   General

     The Company provides solid waste collection, transfer, transportation, recycling and disposal services to over 570,000 residential, commercial and industrial customers in Alabama, Florida, Illinois, Iowa, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia, and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of June 30, 1998, solid waste operations consisted of 17 Company-owned solid waste landfills, four managed third party landfills, 41 solid waste collection operations, 15 recycling facilities and 13 solid waste transfer stations.

     As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                    Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                     1997      1998         1997     1998
   Collection                         54%       58%          55%      59%
   Third party disposal               20%       17%          20%      17%
   Recycling                          10%        9%          11%       9%
   Other integrated waste services    16%       16%          14%      15%
                                     ----      ----         ----     ----
                                     100%      100%         100%     100%
                                     ====      ====         ====     ====

     The Company's strategy for future growth anticipates the recognition of significant revenue from acquiring additional solid waste collection and
   disposal operations as well as continued internal growth.   The Company
   acquired or merged with businesses with estimated annualized revenues of almost $37 million in the first six months of 1998. The percentage of revenue obtained from collection services increased to 59% in the first six months of 1998 compared to 55% in the first six months of 1997 due to a greater portion of revenue being generated from collection operations. As it continues to acquire additional solid waste collection and disposal operations, the Company believes that its revenue mix will continue to shift away from recycling and other integrated waste services and more towards solid waste collection and disposal.

     All financial data for the three- and six-month periods ended June 30, 1997 and 1998 have been restated and give retroactive effect to reflect the Company's March 31, 1998 acquisition of AWS in a transaction accounted for as a pooling of interests.

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

                                             Summary Financial Data
                                       (in thousands, except per share data)
                                           Three Months Ended June 30,
                                         1997     Per                    Per
                                    (restated)   Share      1998       Share

   Revenue                             $48,807       -    $62,366          -

   Net Income, as reported              $4,645   $0.21     $8,087      $0.30
   Pro forma adjustments:
     Adjustment for income taxes           299    0.01          -          -
                                         -----   -----     ------      -----
     Pro forma net income                4,346    0.20          -          -
     Merger costs, net of tax              762    0.04          -          -
                                         -----   -----     ------      -----
   Pro forma net income, exclusive
    of merger costs and cumulative
    deferred tax provisions             $5,108   $0.24     $8,087      $0.30
                                        ======   =====     ======      =====


                                             Summary Financial Data
                                       (in thousands, except per share data)
                                            Six Months Ended June 30,
                                         1997     Per                  Per
                                    (restated)   Share      1998      Share

   Revenue                            $82,707        -  $114,119          -

   Net Income, as reported             $7,591    $0.35   $11,282      $0.42
   Pro forma adjustments:
   Adjustment for income taxes            503     0.02       384       0.01
                                        -----    -----   -------      -----
   Pro forma net income                 7,088     0.33    11,666       0.43
   Merger costs, net of tax               762     0.03     1,236       0.05
                                        -----    -----   -------      -----
   Pro forma net income, exclusive
    of merger costs and cumulative
    deferred tax provisions            $7,850    $0.36   $12,902      $0.48
                                       ======    =====   =======      =====

   Overview

     Revenues in the 1998 second quarter of $62.4 million increased 27.8% over the comparable period in the prior year primarily due to businesses acquired which were accounted for under the purchase method of accounting. Net income increased 74.1% to $8.1 million in the 1998 second quarter, from $4.6 million in the same period of 1997. Earnings per share increased 42.9% to $0.30 per share from $0.21 per share for the second quarter of 1997. The weighted average of common and common equivalent shares outstanding was 27.3 million for the second quarter of 1998 and 21.7 million for the second quarter of 1997.

     For the first six months of 1998, revenues increased 38.0% to $114.1 million compared to $82.7 million for the same period in the prior year, primarily due to businesses acquired which were accounted for under the purchase method of accounting. Net income, excluding one-time merger costs and a cumulative deferred tax provision incurred in connection with the acquisitions of AWS and TWR, increased 64.4% to $12.9 million in the first half of 1998 from $7.9 million in the first half of 1997. Earnings per share increased to $0.48 for the first six months of 1998 from $0.36 per share for the same period in 1997. The weighted average of common and common equivalent shares outstanding was 27.1 million for the first six months of 1998 and 21.6 million for the first six months of 1997.

     The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                        Three months ended June 30, Six months ended June 30,
                                   1997     1998      1997       1998

   Revenues                       100.0%   100.0%    100.0%     100.0%
   Cost of Operations              53.9     53.3      53.6       54.3
   Selling, general and
    administrative expenses        14.2     11.3      15.8       12.7
   Merger costs                     2.1        -       1.3        1.3
   Depreciation and amortization   12.7     13.3      13.5       13.8
                                   ----     ----      ----       ----
   Operating income                17.1     22.1      15.8       17.9
   Interest expense                 1.1      0.4       1.0        0.6
   Other (income) expense           0.4     (0.4)     (0.1)      (0.6)
                                   ----     ----      ----       ----
   Income before income taxes      15.6     22.1      14.9       17.9
   Income taxes                     6.1      9.1       5.7        8.0
                                   ----     ----      ----       ----
   Net income                       9.5%    13.0%      9.2%       9.9%
                                   ====     ====      ====       ====

   Revenues

     Revenues increased $13.6 million, or 27.8%, and $31.4 million, or 38.0%, for the three- and six-month periods, respectively, ended June 30, 1998 compared with the same periods in 1997. These increases for each 1998 period were primarily due to the impact of operations acquired which were accounted for under the purchase method of accounting. Revenues for each 1998 period compared to the same periods in 1997 increased $11.7 million and $27.1 million, respectively, from the impact of operations acquired and accounted for under the purchase method. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills. Daily disposal volume at the Company's landfills rose to an average of more than 14,450 tons per day in the 1998 second quarter compared to an average of 9,900 tons per day in the corresponding period last year. The higher landfill volume was predominantly the result of waste received at six new disposal sites acquired since June 30, 1997 as the Company continues to aggressively pursue acquisition opportunities, as well as increased volumes of special waste streams.

     The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. However, the impact of prices for recyclable wastepaper had essentially no effect on revenues in the 1998 second quarter compared to the 1997 second quarter as the average price received by the Company for its recyclable waste products remains basically unchanged. The Company's recycling operations continued to be profitable in the 1998 second quarter due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

   Cost of Operations

     Cost of operations increased $7.0 million, or 26.5%, and $17.6 million, or 39.7%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. As a percentage of revenues, cost of operations decreased from 53.9% in the second quarter of 1997 to 53.3% in the second quarter of 1998, and increased from 53.6% in the first six months of 1997 to 54.3% in the first six months of 1998.
   The decrease in the percentage in the second quarter of 1998 compared to the corresponding quarter in 1997 was primarily due to cost savings at landfills owned and operated in both periods. The increase in the first six months of 1998 compared to 1997 was due to the higher relative percentage of non-integrated collection business resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities and due to the higher relative percentage of business from collection operations and other integrated waste services (which have higher costs of operations than disposal operations). The Company currently internalizes 68% of the waste it collects to its own disposal sites compared to 72% during the first six months of 1997. The Company's goal is to maintain or increase its internalization rate through focusing on full vertical integration of our solid waste business in all of our service areas. Changes in this trend are dependent on the timing and mix of potential future business acquisitions, as well as the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired.

   Selling, General and Administrative Expense ("SG&A")

     SG&A increased $143,000, or 2.1%, and $1.4 million, or 10.4%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. As a percentage of revenues, SG&A decreased to 11.3% in the second quarter of 1998 compared to 14.2% the second quarter of 1997, and to 12.7% in the first six months of 1998 compared to 15.8% in the first six months of 1997. The reduction in actual dollars of SG&A in the second quarter of 1998 compared to the first quarter of 1998 is primarily attributed to reductions which were quickly implemented at merged companies in Alabama. The trend of reducing SG&A as a percentage of revenue is expected to continue in the near term due primarily to the impact of spreading corporate SG&A costs over a larger revenue base as the Company integrates acquisitions and continues to pursue its acquisition growth strategy. While SG&A decreased as a percentage of revenues, the actual dollar amount of SG&A increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the operations acquired.

   Merger Costs

     The Company incurred nonrecurring merger costs of approximately $1.5 million during the first six months of 1998 compared to $1.0 million in the first six months of 1997, as a result of the mergers completed with TWR and AWS March 1, 1998 and March 31, 1998, respectively. The one-time merger costs included severance and bonuses, professional fees, and other related merger costs. As of June 30, 1998, $985,000 had been accrued for merger related costs expected to be paid by the end of 1998.

   Depreciation and Amortization

     Depreciation and amortization increased $2.1 million, or 34.0%, and $4.6 million, or 41.3%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997, due to increased depreciation costs for the additional assets and operations acquired. As a percentage of revenues, depreciation and amortization increased to 13.3% in the second quarter of 1998 compared to 12.7% in the second quarter of 1997, and to 13.8% in the first six months of 1998 compared to 13.5% in the first six months of 1997, due to the lower relative percentage of revenues received from disposal operations (which typically have higher depreciation and amortization costs as a percentage of revenue compared to collection operations.)

   Interest Expense

     Interest expense decreased $240,000, or 46.8%, and $161,000, or 19.1%, for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997, primarily due to reduced interest expense at operating locations acquired through acquisitions accounted for as poolings of interest. No interest was capitalized during 1998. Interest of $457,000 was capitalized during the first half of 1997 related to land being developed.

   Other Income (Expense)

     Other income (expense) increased $517,000 from other expense of $235,000 in the three-month period ended June 30, 1997, to income of $282,000 in the three-month period ended June 30, 1998. Other income increased $612,000 from other income of $63,000 in the six-month period ended June 30, 1997 to $675,000 in the six-month period ended June 30, 1998.
   Interest income increased $343,000 from $371,000 in the six-month period ended June 30, 1997 to $714,000 in the six-month period ended June 30, 1998. Also, approximately $500,000 of direct costs associated with acquisition activity primarily related to one unsuccessful acquisition bid for a significant company being liquidated in a bankruptcy auction process were charged against earnings in the second quarter of 1997.

   Income Tax Expense

     The Company's effective tax rate increased from 39.1% for the three months ended June 30, 1997 to 41.3% for the three-month period ended
   June 30, 1998, and from 38.2% for the six months ended June 30, 1997 to
   44.8 % for the six months ended June 30, 1998. The increase is due to the $771,000 cumulative deferred tax provision recognized in 1998 associated with the AWS conversion from a subchapter S Corporation to a taxable entity. As a Subchapter S Corporation prior to the merger, payments of AWS' income taxes were the responsibility of its former stockholders.

   Liquidity and Capital Resources

     The Company's balance sheet at June 30, 1998 reflected approximately $12.4 million in cash and cash equivalents compared to $42.7 million at
   December 31, 1997.   The decrease in cash and cash equivalents was
   primarily due to the use of cash to acquire solid waste companies during the first six months of 1998. Pending specific application, the Company has invested its excess cash in short-term interest bearing securities.

     The Company has entered into a definitive agreement pursuant to which the Company will acquire GeoWaste Incorporated in a stock for stock transaction. If the definitive purchase agreement were completed on the terms set forth in such agreement, the Company would be required to issue approximately 2,033,000 shares of common stock and to assume approximately $9.6 million in indebtedness. There can be no assurance such acquisitions will be completed or, if completed, will be completed on the same terms as set forth in such purchase agreements.

     At June 30, 1998, the Company had no outstanding borrowings, and approximately $2.4 million in letters of credit outstanding, under its $110 million revolving credit facility. Substantially all of the $110 million facility was available at June 30, 1998. Outstanding long-term indebtedness at June 30, 1998 consisted primarily of equipment loan facilities. At June 30, 1998, the ratio of the Company's long-term debt to total capitalization ratio was 1.4% compared to 2.7% at December 31, 1997. This reduction was attributable to net cash flow from operations applied to reduce outstanding indebtedness.

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

     Capital expenditures for the six months ended June 30, 1998 were $18.2 million compared to $13.4 million for the six months ended June 30, 1997 primarily due increased spending for landfill expansions. Capital expenditures for 1998 are currently expected to be approximately $44 million (including $18.2 million expended through June 30, 1998) compared to $30.5 million in 1997. These amounts have been and will continue to be primarily allocated to continued spending for landfill expansions. The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, as described above, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional solid waste collection and disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

     Net cash provided by operations for the six months ended June 30, 1998 increased to $19.3 million from $16.8 million in the six months ended
   June 30, 1997. The increase was primarily due to an increase in depreciation and amortization, a noncash expense, of $4.6 million, the increase in net income of $3.7 million, and the increase in deferred income taxes of $1.3 million between the first six months of 1997 and the first six months of 1998. These increased cash amounts were offset by the decrease in accounts payable and accrued expenses of $6.4 million and the increase in accounts receivable of $2.6 million between the first six months of 1997 and the first six months of 1998.

     Net cash used in investing activities for the six months ended June 30, 1998 decreased to $44.4 million from $88.6 million in the six months ended June 30, 1997. The decrease was primarily due to the Company's $26.1 million of net cash payments for operations in the six months ended June 30, 1998 compared to the $75.8 million of net cash payments in the six months ended June 30, 1997.

     Net cash used in financing activities in the six months ended June 30, 1998 totaled $5.2 million, compared to $60.1 million of cash provided in the six months ended June 30, 1997 reflecting proceeds from borrowings under the Company's $110 million revolving credit facility in the second quarter of 1997 as well as proceeds from the exercise of employee stock options.

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

     A team of internal staff is managing the Company's comprehensive Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 and that it will take approximately 18 months for the Company to fully execute its Year 2000 initiative.

                                     PART II

   Item 1. Legal Proceedings

     See Note 6 to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain legal proceedings.

   Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 1998 annual meeting of shareholders was held on Tuesday, May 12, 1998. At the meeting, the shareholders elected each of G.William Dietrich, Francis J. Podvin, and Donald Taylor to the Company's Board of Directors for three-year terms expiring at the Company's 2001 annual meeting of shareholders and until their successors are duly qualified and elected. The terms of all other then serving directors continued after the meeting, including Joseph P. Tate, Gary G. Edler, Warner C. Frazier and Walter G. Winding. As of the April 2, 1998 record date for the annual meeting, 26,715,100 shares of Common Stock were outstanding and eligible to vote. Of the 23,496,436 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:

                                    For                   Withheld
   Name                      Votes    Percentage      Votes    Percentage

   G. William Dietrich    23,250,151    98.9%        246,285      1.1%
   Francis J. Podvin      23,317,441    99.2%        178,995      0.8%
   Donald Taylor          23,358,856    99.4%        137,580      0.6%

     The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

     At the meeting, the Company's shareholders also voted to amend the Company's 1996 Equity Incentive Plan. Of the 23,496,436 shares of common stock voted at the meeting in person or by proxy, the following votes were recorded:

                      For                        Withheld Votes
                Votes     Percentage         Votes         Percentage
             17,716,583      75.4%          1,710,871         7.3%

                      Against                    Abstain
                Votes     Percentage         Votes         Percentage
              4,034,677      17.2%             34,305         0.1%


   Item 5. Other Matters

     Effective July 13, 1998, Gary G. Edler resigned as a member of the Company's Board of Directors due to personal considerations.

     The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended
   ("Rule 14a-8"), for inclusion in the Company's proxy statement and proxy card for its 1999 annual meeting of shareholders is December 5, 1998. For director nominations or other business to be properly brought before the Company's 1999 annual meeting of shareholders by a shareholder, the shareholder must give written notice of such proposed nominee or business complying with the Company's By-laws to the Secretary of the Company no earlier than February 11, 1999, and no later than March 13, 1999. After March 13, 1999, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 annual meeting of shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.


   Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Superior Services, Inc.
                                   (Registrant)

   Date   August 14, 1998          /s/ George K. Farr
                                   George K. Farr
                                   Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

   Exhibit Number   Exhibit Description

     27             Financial Data Schedule