Form 10-Q
period 1998-09-30
SUPERIOR SERVICES INC
filed 1998-11-17
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

               The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on November 9, 1998 was 32,499,687.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                  (1) For the Quarter Ended September 30, 1998



                                                                    Page Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets........................3

                  Condensed Consolidated Income Statements.....................4

                  Condensed Consolidated Statements of Shareholders'
                  Investment...................................................5

                  Condensed Consolidated Statements of Cash Flows..............6

                  Notes to Condensed Consolidated Financial Statements......7-14

    Item 2.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................14-23


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings................................................24

    Item 5.  Other Matters....................................................24

    Item 6.  Exhibits and Reports on Form 8-K.................................27


SIGNATURES....................................................................28

EXHIBIT INDEX.................................................................29


                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                             December 31,          September 30,
                                                                1997                   1998
                                                             ------------          -------------
                                                              (Restated)
ASSETS
  Current assets:
    Cash and cash equivalents                                   $44,033              $13,490
    Trade accounts receivable                                    39,184               56,057
    Prepaid expenses and other current assets                     6,575                5,798
                                                                -------              --------
  Total current assets                                           89,792               75,345

  Property and equipment, net                                   231,994              268,500
  Restricted funds held in trust                                  7,714                8,342
  Other assets                                                    4,796                4,412
  Intangible assets, net                                         73,995               92,902
                                                                 ------               ------

  Total assets                                                 $408,291             $449,501
                                                               ========             ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Current maturities of long-term debt                         $8,170               $4,401
    Trade accounts payable                                       13,074               15,186
    Accrued payroll and related expenses                          4,941                5,112
    Other accrued expenses                                       22,139               25,482
                                                                -------               ------

  Total current liabilities                                      48,324               50,181

  Long-term debt, net of current maturities                      16,998               27,312
  Disposal site closure and long-term care obligations           41,281               45,596
  Deferred income taxes                                          18,067               21,015
  Other liabilities                                              13,810               13,111

Commitments and contingencies

  Common stock                                                      292                  301
  Additional paid-in capital                                    220,099              229,439
  Retained earnings                                              49,420               62,546
                                                                -------              -------

Total shareholders' investment                                  269,811              292,286
                                                                -------              -------

Total liabilities and shareholders' investment                 $408,291             $449,501
                                                               ========             ========

   The accompanying notes are an integral part of these financial statements.


                             Superior Services, Inc.
                    Condensed Consolidated Income Statements
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)


                                                   Three months ended September 30,    Nine months ended September 30,
                                                        1997            1998                 1997             1998
                                                        ----            ----                 ----             ----

                                                  (Restated)                           (Restated)

Revenues                                             $64,891         $78,150             $163,467         $215,885

Expenses:

  Cost of operations                                  37,062          44,242               91,968          124,349

  Selling, general and administrative costs            8,565           9,088               24,812           26,732
                                                           -
  Merger costs                                                         5,327                1,035            6,820

  Depreciation and amortization expenses               8,098           8,736               20,359           26,039
                                                     -------         -------             --------         --------

                                                      53,725          67,393              138,174          183,940
                                                     -------         -------             --------         --------

Operating income                                      11,166          10,757               25,293           31,945



Other income (expense):

     Interest expense                                   (869)           (434)              (2,024)          (1,796)

     Other income (expense)                              533             (59)                 731              943
                                                     --------        --------            --------         ---------

Income before income taxes                            10,830          10,264               24,000           31,092

Provision for income taxes                             3,849           7,270                8,536           16,374
                                                     -------         -------             --------         --------

Net income                                            $6,981          $2,994              $15,464          $14,718
                                                     =======         =======             ========         =========

Earnings per share - basic                             $0.28           $0.10                $0.63            $0.49
                                                     =======         =======             ========         ========

Earnings per share - diluted                           $0.27           $0.10                $0.62            $0.49
                                                     =======         =======             ========         ========

Pro forma adjustments (Notes 1 and 3):

  Net income, as reported                             $6,981          $2,994              $15,464          $14,718
                                                     =======         =======             ========         ========

  Adjustment for income taxes                           (607)           (20)               (1,479)            (620)

Net income, as adjusted                               $6,374          $2,974              $13,985          $14,098
                                                     =======         =======             ========         ========

Earnings per share as adjusted - basic                 $0.25           $0.10                $0.57            $0.47
                                                     =======         =======             ========         ========


Earnings per share as adjusted - diluted               $0.25           $0.10                $0.56            $0.47
                                                     =======         =======             ========         ========


   The accompanying notes are an integral part of these financial statements.


                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                                Common    Additional
                                                                 Stock       Paid-In    Retained
                                                   Shares       Amount       Capital     Earnings       Total

Balance at December 31, 1997, as
previously reported                            24,071,932         $241      $216,309     $42,859           $259,409
Shares issued for pooling of interests          5,094,146           51         3,790       6,561             10,402
                                                ---------           --         -----       -----             ------
Balance at December 31, 1997, as restated
                                               29,166,078          292       220,099      49,420            269,811
Net income                                              -            -             -      14,718             14,718
Issuance of common stock:
  Exercise of stock options                       207,058            2         1,604           -              1,606
Acquisitions                                      706,139            7         8,143       (446)              7,704
Subchapter S distributions
  to former shareholders                                             -         (407)     (1,146)            (1,553)
                                               ----------        -----         -----      -------            -------
                                                        -

Balance at September 30, 1998                  30,079,275        $ 301      $229,439     $62,546          $ 292,286
                                               ==========        =====      ========     =======          =========









   The accompanying notes are an integral part of these financial statements.


                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   For the nine months ended September 30,
                                                                             1997               1998
                                                                       (Restated)

OPERATING ACTIVITIES
Net income                                                                $15,464            $14,718
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                         20,359             26,039
     Deferred income taxes                                                   (280)             2,948
     Gain on sale of assets                                                    (4)              (208)
     Changes in  operating  assets and  liabilities,
        net of effects of acquired  businesses:
        Accounts receivable                                               (13,699)           (15,618)
        Prepaid expenses and other current assets                          (1,496)               224
        Accounts payable and accrued expenses                               5,387                990
        Disposal site closure and long-term care
          obligation                                                        1,618              1,932
        Other                                                               3,918              1,177
                                                                            -----              -----
Net cash provided by operating activities                                  31,267             32,202

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                           (83,118)           (34,634)
Purchases of property and equipment                                       (23,424)           (32,685)
Proceeds from sale of property and equipment                                  761                718
Decrease (increase) in restricted funds held in trust                       1,281              (628)
                                                                            -----              -----
Net cash used in investing activities                                    (104,500)           (67,229)

FINANCING ACTIVITIES
Net decrease in short-term borrowings                                      (1,268)            (3,769)
Proceeds from long-term debt                                               13,900             28,864
Payments of long-term debt                                                 (8,730)           (20,664)
Issuance of common stock                                                  111,246              1,606
Subchapter S distributions to former shareholders                         (2,600)             (1,553)
                                                                       ----------          ---------
Net cash provided by financing activities                                 112,548              4,484
                                                                       ----------          ---------
Net increase (decrease) in cash and cash equivalents                       39,315            (30,543)
Cash and cash equivalents at beginning of period                           20,569             44,033
                                                                       ----------          ---------
Cash and cash equivalents at end of period                                $59,884            $13,490
                                                                       ==========          =========


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Organization and Basis of Presentation

     Superior Services, Inc. ("Superior" or the "Company") is an integrated solid waste services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures in the financial statements included herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the interim periods presented. The Company has also restated its previously issued financial statements for the three and nine months ended September 30, 1997 and its consolidated balance sheet as of December 31, 1997 to reflect the acquisition of Alabama Waste Systems, Inc. and Acmar Regional Landfill, Inc. (collectively "AWS") completed on March 31, 1998; Gopher Disposal, Inc., Eagle Environmental, Inc., Materials Recovery, Ltd. and Watson's Rochester Disposal, Inc. (collectively "Gopher") completed on August 26, 1998; PenPac, Inc., Heritage Recycling, Inc., Iorio Carting, Inc., ACS Services, Inc., Recycling Techniques, Inc., Iocal Associates, Advanced Water Technologies, Inc., Baray, Inc., and Nicholas Enterprises, Inc. (collectively "PenPac") completed on September 30, 1998 and all accounted for using the pooling of interests method. Prior to their merger, AWS, a substantial number of companies comprising Gopher, and PenPac had each selected S Corporation status for income tax purposes. As a result of their merger, AWS, Gopher and PenPac terminated their S Corporation elections. Pro forma provisions for income taxes are presented for the three months ended September 30, 1997 and 1998 and have been computed as if AWS, Gopher and PenPac had been "C" Corporations during the periods presented.

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

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports. Adoption of SFAS No. 131 has had no effect on the Company.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Acquisitions

     In the first nine months of 1998, the Company acquired 15 solid waste businesses that were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $32.9 million in cash and 274,695 shares of Common Stock issued under the Company's Form S-4 Acquisition Shelf Registration Statement. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

     During the first nine months of 1998, 67,772 shares were issued and $1.7 million of cash was paid in settlement of final valuation computations on certain acquisitions that occurred in 1997

     The Company completed its mergers with TWR, Inc. ("TWR"), AWS, South Lake Refuse Service, Inc. and Commercial Refuse, Inc. (collectively "South Lake"), Gopher, Wilson Waste Systems, Inc. ("Wilson") and PenPac on March 1, March 31, August 17, August 26, August 31, and September 30, 1998, respectively. The mergers were accounted for as pooling of interests pursuant to which the Company issued approximately 5.5 million shares of Common Stock under the Company's Form S-4 Acquisition Shelf Registration Statement of which 5,094,146 were for AWS, Gopher and PenPac and 363,672 were for TWR, South Lake, and Wilson. The Company incurred nonrecurring merger costs of approximately $1.5 million during the first quarter and $5.3 million during the third quarter of 1998 as a result of their mergers. The merger costs incurred in connection with their mergers during the first quarter and third quarter were $1,236,000 net of tax and $4,272,000 net of tax, respectively. Their merger costs included severance and bonuses, professional fees, and other merger-related costs. As of September 30, 1998, $4.9 million had been accrued for merger costs expected to be paid by December 31, 1998. Included in the provision for income taxes for the nine months ended September 30, 1998 is $2.7 million related to the cumulative deferred tax provision associated with the conversions from S

Corporation to C Corporation in connection with the mergers with the Company. Periods prior to 1998 have not been restated to include the accounts and operations of TWR, South Lake, or Wilson, as combined results are not materially different from the results as previously presented. Combined and separate results of operation of the Company prior to completion of the mergers for the restated periods are as follows (in thousands, except per share amounts):


                                                Superior        AWS        Gopher       PenPac      Combined

Three months ended September
30, 1997 (unaudited):
Revenue                                         $51,578       $3,603       $5,024       $4,686       $64,891
Income before income taxes                        9,314          799          540          177        10,830
Net income                                        5,472          799          540          170         6,981
Earnings per share - basic                        $0.27                                                $0.28
Earnings per share - diluted                      $0.27                                                $0.27



Nine months ended September
30, 1997 (unaudited):
Revenue                                        $127,552      $10,336      $12,290      $13,289      $163,467
Income before income taxes                       20,335        2,056        1,550           59        24,000
Net income                                       11,806        2,056        1,550           52        15,464
Earnings per share - basic                        $0.61                                                $0.63
Earnings per share - diluted                      $0.60                                                  $0.62


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


                                    Nine Months Ended September 30,
                                     1997                             1998
                          (Unaudited and in thousands, except per share amounts)
Total net revenue                $201,936                         $220,454
Net income                        $16,614                          $14,755
Earnings per share - basic          $0.67                            $0.49
Earnings per share - diluted        $0.66                            $0.49

     The pro forma financial information does not purport to be indicative of the result, which would actually have been recognized had the purchase transactions been completed on January 1, 1997 or which may be realized in the future.

4.   Shareholders' Investment

     On February 24, 1998, the Company granted employee incentive stock options exercisable for 358,774 shares of Common Stock at an exercise price of either $25.875 or $28.457 per share (fair market value on grant date was $25.875.) The options become exercisable 25% after one year and an additional 6.25% for each quarter thereafter. On September 14, 1998, the Company granted additional employee incentive stock options exercisable for 33,000 shares at an exercise price of $26.00 per share. Of these options, options with respect to 30,000 shares become exercisable 50% after one year and an additional 6.25% for each quarter thereafter and options with respect to 3,000 shares become exercisable 25% after one year and an additional 6.25% for each quarter thereafter.

     On May 12, 1998, the Company granted non-qualified common stock options for 10,000 shares at an exercise price of $31.625 to independent directors serving on the Company's Board of Directors. These options vest six months after the date of grant.


5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                        1997            1998             1997             1998
                                                        ----            ----             ----             ----
Numerator

Income   from   continuing   operations   used  in
computing basic and diluted earnings per
share                                                  $6,981          $2,994          $15,464           $14,718
                                                       ======          ======          =======           =======

Denominator

Denominator   for  basic   earnings  per  share  -
weighted average common shares                         25,158          29,991           24,499            29,823

Effect of  dilutive  securities  - employee  stock
options                                                   407             405              377               442
                                                         ---              ---              ---               ---

Denominator  for  diluted  warnings  per  share  -
adjusted weighted average common shares                25,565          30,396           24,876            30,265
                                                       ======          ======           ======            ======


6.   Commitments and Contingencies

     In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the PRPs (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR, which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. The estimate of total costs of the remedial alternative approved by the WDNR is approximately $2.8 million, consisting of one-time capital costs for the additional extractions wells of $107,000, and annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system and groundwater monitoring system estimated at $90,000 per year. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. Approximately $231,000 has been expended through September 1998 pursuant to remediation performed at this site. Thus, total costs remaining are estimated to be approximately $2.6 million. The Company has entered into settlement agreements with certain generator PRPs that allocates the costs of the remediation. Under the settlement agreements certain of the generator PRPs agreed to contribute to a total of approximately 42% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site.

     The seller and former owner of the closed landfill agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid $482,755 by the seller of which $230,836 has been expended as of September 30, 1998. The seller's remaining potential indemnification obligation was collateralized as of
September 30, 1998, by $2,317,245 in cash held in escrow. The Company has recorded as an other asset approximately $2.3 million that is deemed probable of recovery from the generator PRPs and the seller of the closed landfill. On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remediation plan for the closed landfill approximates $688,000. The Company and seller are in dispute regarding the cost of a likely remedial action plan. The seller has demanded arbitration and has filed a declaratory judgment action in state circuit court. The state court entered judgment on March 23, 1998 finding that the engineer's estimate is final and binding on the parties. On April 30, 1998 the Company filed its notice of appeal of the lower court judgment in state appellate court. If the seller's position is accepted or upheld in the pending proceedings, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow. This would result in a reduction of its "other asset" and the related liability account on its balance sheet, but is not expected to have a material income statement effect. Although the engineer's estimate of such potential costs was substantially less than the Company's current estimate, the Company believes its existing financial reserves, together with the amounts paid and remaining payable by the seller and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs of such landfill. As is the case with all sites on the NPL, the performance of the selected remedy at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedy does not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR or EPA. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

     In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified. At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of remediation and monitoring with respect to the contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's common stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environment liabilities will not exceed $1.3 million and will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

     In  connection  with the AWS  merger  on March 31,  1998,  a  landfill  was acquired which was subject to legal proceedings brought by the local municipality. In October 1996, the municipality filed an administrative appeal challenging the State of Alabama Department of Environmental Management's (ADEM) decision to issue a landfill permit modification. An administrative commission appointed a judge to act as a hearing officer to oversee the permit appeal. Based upon the hearing officer's recommendation, the administrative commission in June 1997 unanimously adopted the recommendation of the hearing officer that the landfill permit modification was properly issued. Subsequently, the municipality filed an appeal of this administrative decision in state circuit court. While the Company believes it will be successful in defending the appeal of this decision, there can be no assurance that this appeal will not be determined adversely to the Company. Any such adverse decision, if ultimately upheld, could impact the ability of such landfill to accept any or certain volumes of waste and, in turn, could adversely effect the Company's results of operations. Separately, the municipality in August 1996 filed in Federal district court a citizen's suit against the landfill brought under provisions of the Clean Water Act and the Resource Conservation and Recovery Act. The Company does not believe there is a basis for a claim supporting the citizen's suit. In addition to the Federal claims, the municipality has alleged certain state law claims that, among other things, the prior owners of the landfill misrepresented the geology and hydrogeology of an expansion portion of the landfill, allegedly inducing the municipality to grant local approval for the expansion of the landfill. This local approval is a prerequisite for issuance of the ADEM solid waste permit. Prior to the acquisition of this landfill, the prior owners were engaged in settlement negotiations with the municipality regarding these proceedings. Since the acquisition, the Company has met with municipal officials and presented settlement offers that the municipality currently has under consideration. The Company believes that the ultimate resolution of the citizen's suit and the municipality's state law claims will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company acquired PenPac, Inc. as part of its PenPac acquisition on September 30, 1998. Prior to the Company's acquisition of PenPac, Inc., in February 1998, the Borough of Totowa filed a verified petition with the New Jersey Department of Environmental Protection seeking to require PenPac, Inc. to pay statutory host fees under New Jersey law at the rate of $3 per ton for all solid waste accepted at PenPac's Totowa transfer station since November 1997. (As of September 30, 1998, the PenPac Totowa transfer station had accepted approximately 70,560 tons of solid waste since November

1997.) Prior to its acquisition by the Company, PenPac, Inc. filed an answer disputing the Borough's entitlement to host benefits at the rate of $3 per ton and asserted that the statutory minimum of $.50 per ton was appropriate. The proceeding is currently in the discovery stage. Under the terms of the acquisition agreement for PenPac, Inc., its former shareholders have agreed to indemnify the Company against any host community fees which are in excess of $.50 per ton, both on a historical basis (i.e., prior to September 30, 1998) and on a pro forma basis (i.e., after September 30, 1998), provided that the maximum indemnification amount for periods subsequent to September 30, 1998 is $1 million and is limited to the incremental additional loss incurred by PenPac, Inc. for the term of any new host community fee agreement. A $500,000 escrow, consisting of 19,230 shares of the Company's common stock otherwise issuable to the former PenPac, Inc. shareholders in the PenPac acquisition has been established specifically to cover potential indemnification claims against the former PenPac, Inc. shareholders relating to this litigation.


     Also as part of the Company's PenPac acquisition, the Company acquired ACS Services, Inc. ACS Services, Inc. is the subject of litigation filed by the Passaic County Utilities Authority ("PCUA") in December 1996 in the Superior Court of New Jersey. The PCUA alleges that, during the years 1994 and 1995, ACS Services, Inc. failed to dispose of all solid waste that it collected at certain designated transfer stations in Passaic County and was therefore in violation of the Passaic County solid waste franchise, as well as state statutes and regulations, including the New Jersey Solid Waste Management Act. The PCUA is seeking an unspecified amount of damages. In February 1997, ACS Services, Inc. filed an answer and counterclaim claiming that such statutes are unconstitutional. Thereafter, the PCUA filed a motion seeking a determination that any ruling declaring that the rates sought by the PCUA are unconstitutional not be applied retroactively in the litigation against ACS Services, Inc. On September 8, 1998, the Superior Court of New Jersey entered an order transferring this case to an inactive list pending the disposition by the New Jersey Supreme Court of a similar case. Under the terms of the acquisition agreement for ACS Services, Inc., its former shareholders have agreed to
indemnify  the  Company  for   contingencies  and  claims  resulting  from  this
litigation. A $300,000 escrow, consisting of 11,538 shares of the Company's common stock otherwise issuable to the former shareholders of ACS Services, Inc. in the PenPac acquisition, has been established specifically to cover potential indemnification claims against the former ACS Services, Inc. shareholders relating to this litigation.

     Further, as part of the Company's PenPac acquisition, the Company acquired Nicholas Enterprises, Inc. Nicholas Enterprises, Inc. has been named as a potentially responsible party ("PRP") and defendant in litigation commenced pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") at two Superfund sites: (i) Sharkey's Landfill in Parsippany-Troy Hills Township, New Jersey and (ii) Cortese Landfill in Town of Tusten - Narrowsburg, New York. Under the terms of the acquisition agreement for Nicholas Enterprises, Inc., its former shareholders have agreed to indemnify the Company, to the extent not covered by insurance, for all claims arising from any Superfund liability at or related to disposal of waste at these sites.

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

7.   Subsequent Event

     On October 30, 1998, the Company completed its merger with GeoWaste, Incorporated ("GeoWaste"). The Company issued approximately 2.3 million shares of common stock and assumed approximately $8.6 million in indebtedness. GeoWaste generates approximately $24 million in annual revenue. These Florida-based operations provide solid waste collection, recycling, and transportation services primarily in the northern Florida and southern Georgia areas. The transaction will be accounted for using the pooling of interest method of business combinations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements


     Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," anticipates, "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are either described in close proximity to such statements or include the following (i) the Company's ability to manage its growth; (ii) the availability to the Company of additional acquisition opportunities at favorable pricing levels and the ability of the Company to effectively integrate its existing and potential future acquisitions; (iii) the continuing seasonality of its business; and (iv) competition for both collection and disposal services and acquisitions. All of these factors, or others, could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

     The Company provides solid waste collection, transfer, transportation, recycling and disposal services to over 750,000 residential, commercial and industrial customers in Alabama, Florida, Georgia, Illinois, Michigan,
Minnesota, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia, and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of that provide additional waste volumes to the Company's landfills and recycling facilities. As of September 30, 1998, solid waste operations consisted of 17 Company-owned solid waste landfills, four managed third party landfills, 49 solid waste collection operations, 16 recycling facilities and 15 solid waste transfer stations.

         As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     1997          1998       1997         1998
                                     ----          ----       ----         ----

Collection                            55%           58%        55%         60%
Third party disposal                  23%           22%        24%         20%
Recycling                              9%            7%         9%          8%
Other integrated waste services       13%           13%        12%         12%
                                      ---           ---        ---         ---
                                     100%          100%       100%        100%
                                     ====          ====       ====        ====


     The Company's strategy for future growth anticipates the recognition of additional revenue from acquiring additional solid waste collection and disposal operations as well as continued internal growth. The Company acquired or merged with businesses with estimated annualized revenues of just over $130 million in the first nine months of 1998. The Company expects that it will acquire operations in the fourth quarter of 1998 with estimated revenues of between $40 million and $65 million, although the Company cannot guarantee it will be able to complete all of the acquisitions. The percentage of revenue obtained from collection services increased to 60% in the first nine months of 1998 compared to 55% in the first nine months of 1997 due to a greater portion of revenue being generated from collection operations that have been acquired. As it continues to acquire additional solid waste collection and disposal operations, the Company believes that its revenue mix will shift away from recycling and other integrated waste services and more towards solid waste collection and disposal.

     All financial data for the three- and nine-month periods ended September 30, 1997 have been restated and give retroactive effect to reflect the Company's March 31, 1998 acquisition of AWS, the August 26, 1998 acquisition of Gopher, and the September 30, 1998 acquisition of PenPac, in transactions accounted for as poolings of interests.

     Prior to the AWS, Gopher and Pen Pac mergers, many of the companies comprising such entities had elected "S" Corporation status for federal income tax purposes. As a result of the mergers, the "S" Corporation status was terminated for the companies comprising AWS, Gopher and PenPac. Accordingly, certain pro forma information is presented in the Company's Consolidated Statements of Income as if they had been taxable entities during the periods presented.


Results of Operations

     The information presented below reflects the pro forma net income exclusive of merger costs incurred in connection with the acquisitions of TWR, AWS, South Lake, Gopher, Wilson and PenPac which were accounted for as poolings of interest. Pro forma net income includes federal and state income tax provisions for 1997 and 1998 as if AWS, Gopher and PenPac had been taxable entities, and excludes the cumulative deferred tax provision for AWS, Gopher and PenPac which were Subchapter S Corporations prior to their acquisition.


                                                                            Summary Financial Data
                                                                     (in thousands, except per share data)
                                                                        Three Months Ended September 30,
                                                    ------------------------------------------------------------------
                                                               1997           Per                1998           Per
                                                          (restated)         Share               ----           Share
                                                          ----------         -----                              -----

Revenue                                                     $64,891             -             $78,150               -

Net Income, as reported                                      $6,981         $0.27              $2,994           $0.10
Pro forma adjustments:
   Adjustment for income taxes                                (607)         (0.02)              1,895            0.06
                                                              -----         ------            -------           -----
   Pro forma net income                                       6,374          0.25               4,889            0.16
   Merger costs, net of tax                                     -             -                 4,272            0.14
                                                            -------         ------            -------           -----
Pro forma  net income, exclusive of merger
 costs  and cumulative deferred  tax
 provisions                                                   $6,374         $0.25              $9,161           $0.30
                                                             ======         =====              ======           =====


                                                                         Summary Financial Data
                                                                  (in thousands, except per share data)
                                                                     Nine Months Ended September 30,
                                                    ------------------------------------------------------------------
                                                               1997             Per              1998             Per
                                                                                                 ----
                                                         (restated)  c.       Share                             Share

Revenue                                                    $163,467               -          $215,885               -
Net Income, as reported                                     $15,464           $0.62           $14,718           $0.49
Pro forma adjustments:
   Adjustment for income taxes                               (1,479)          (0.06)             2,066            0.07
                                                            -------          ------             -----            ----
   Pro forma net income                                      13,985            0.56            16,784            0.56
   Merger costs, net of tax                                     762            0.03             5,508            0.18
                                                                ---            ----             -----            ----
Pro forma  net income, exclusive of  merger
costs and cumulative deferred  tax
provisions                                                  $14,747           $0.59           $22,292           $0.74
                                                            =======           =====           =======           =====
Overview

     Revenues in the 1998 third quarter of $78.1 million increased 20.4% over the comparable period in the prior year, as restated, primarily due to businesses acquired which were accounted for under the purchase method of accounting. Pro forma earnings per share, excluding one-time merger costs resulting from the acquisitions of South Lake, Gopher, Wilson, and PenPac and excluding cumulative deferred tax provisions for the companies comprising Gopher and PenPac which were "S" Corporations prior to their acquisition, increased 20.0% to $0.30 per share from $0.25 per share for the third quarter of 1997, as restated. The one-time merger costs and the cumulative deferred tax provisions totaled approximately $0.20 per share. Net income, exclusive of these merger costs and the cumulative deferred tax provisions, increased 43.7% to $9.2 million in the 1998 third quarter, from $6.4 million in the same period of 1997, as restated. The weighted average of common and common equivalent shares outstanding was 30.4 million for the third quarter of 1998 and 25.6 million for the third quarter of 1997, as restated. This increase was due to the issuance of additional shares to effect acquisitions, as well as a full period to reflect the Company's September, 1997 follow-on public stock offering of 4,000,000 shares.

     For the first nine months of 1998, revenues increased 32.1% to $215.9 million compared to $163.5 million for the same period in the prior year, as restated, primarily due to businesses acquired which were accounted for under the purchase method of accounting. Pro forma earnings per share, excluding one-time merger costs resulting from the acquisitions of TWR, AWS, South Lake, Gopher, Wilson, and PenPac and excluding cumulative deferred tax provisions for the companies comprising AWS, Gopher and Pen Pac which were "S" Corporations prior to their acquisition, increased 25.4% to $0.74 per share from $0.59 per share for the first nine months of 1997, as restated. Net income, excluding one-time merger costs and cumulative deferred tax provisions incurred in connection with the acquisitions of AWS, TWR, South Lake, Gopher, Wilson, and PenPac, increased 51.2% to $22.3 million in nine months of 1998 from $14.7 million in the nine-month period ended 1997, as restated. The weighted average of common and common equivalent shares outstanding was 30.3 million for nine months of 1998 and 24.9 million for nine months of 1997, as restated.

     Although the Company remains confident in its ability to grow through acquisitions, it also believes it may require some additional time in selected markets to fully integrate the acquisitions during 1998. As a result, together with anticipated seasonal reductions in revenues and earnings during the fourth quarter, the Company anticipates that its fourth quarter earnings per share, exclusive of one-time merger costs associated with its announced acquisition of GeoWaste Incorporated, will be lower than originally expected. The Company also expects its internal growth in existing operations to remain in the 4% to 5% range consistent with the Company's internal growth rate during the first nine months of 1998 of approximately 4%. The Company also believes that its current expectations for earnings per share next year may well be lower than earlier anticipated as it focuses on predominantly tuck-in opportunities in current or adjacent service markets and on implementing operational improvements. This belief continues to be impacted by increasingly competitive pricing levels for acquisitions in the solid waste industry.

     The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                              Three months ended September 30,        Nine months ended September 30,
                                                   1997              1998                  1997             1998
                                                (restated)                              (restated)

Revenues                                                 100.0%            100.0%               100.0%            100.0%
Cost of Operations                                        57.1              56.6                 56.3              57.6
Selling, general and administrative expenses              13.2              11.6                 15.2              12.4
Merger costs                                                 -               6.8                  0.6               3.1
Depreciation and amortization                             12.5              11.2                 12.4              12.1
                                                          ----             ----                 ----               ----
Operating income                                          17.2              13.8                 15.5              14.8
Interest expense                                           1.3               0.6                  1.2               0.8
Other (income) expense                                    (0.8)              0.1                 (0.4)             (0.4)
                                                          -----              ---                 -----             ----
Income before income taxes                                16.7              13.1                 14.7              14.4


Income taxes                                               5.9               9.3                  5.2               7.6
                                                           ---               ---                  ---               ---
Net income                                                10.8%              3.8%                 9.5%              6.8%
                                                          =====              ====                 ====              ====
Revenues

     Revenues increased $13.3 million, or 20.4%, and $52.4 million, or 32.1%, for the three- and nine-month periods, respectively, ended September 30, 1998 compared with the same periods in 1997, as restated. These increases for each 1998 period were primarily due to the impact of operations acquired which were accounted for under the purchase method of accounting. Revenues for each 1998 period compared to the same periods in 1997, as restated, increased $11.6 million and $46.2 million, respectively, from the impact of operations acquired and accounted for under the purchase method. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills. Daily disposal volume at the Company's landfills rose to an average of more than 16,200 tons per day in the 1998 third quarter compared to an average of 11,300 tons per day in the corresponding period last year. The higher landfill volume was predominantly the result of waste received at six new disposal sites acquired since September 30, 1997.

     The  resale  prices  of,  and  demand  for,   recyclable   waste  products,
particularly wastepaper, can be volatile and subject to changing market conditions. However, the impact of prices for recyclable wastepaper had essentially no effect on revenues in the 1998 third quarter compared to the 1997 third quarter as the average price received by the Company for its recyclable waste products remains basically unchanged. The Company expects the recycling operations to continue to be profitable due to the Company's floor-pricing arrangement with a national paper company coupled with the cost effectiveness of the Company's processing facilities and fees received for providing recyclable waste collection services to its customers.

Cost of Operations

     Cost of operations increased $7.2 million, or 19.4%, and $32.4 million, or 35.2%, for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997, as restated. As a percentage of revenues, cost of operations decreased from 57.1% in the third quarter of 1997, as restated, to 56.6% in the third quarter of 1998, and increased from 56.3% in the first nine months of 1997, as restated, to 57.6% in the first nine months of 1998. The decrease in the percentage in the third quarter of 1998 compared to the corresponding quarter in 1997 was primarily due to cost savings at landfills owned and operated in both periods. The increase in the first nine months of 1998 compared to 1997 was due to the higher relative percentage of non-integrated collection business resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities and due to the higher relative percentage of business from collection operations and other integrated waste services (which have higher costs of operations than disposal operations). The Company currently internalizes 58% of the waste it collects to its own disposal sites compared to 54% during the first nine months of 1997, as restated. During the third quarter of 1998 prior to the inclusion of the volumes from South Lake, Gopher, Wilson, and PenPac, close to 70% of the waste collected by the Company was disposed of at its own facilities. The Company's goal is to maintain or increase its internalization rate through focusing on full vertical integration of its solid waste business in all of its service areas. Changes in this trend are dependent on the timing and mix of potential future business acquisitions, as well as the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired.

Selling, General and Administrative Expense ("SG&A")

     SG&A increased $523,000, or 6.1%, and $1.9 million, or 7.7%, for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997, as restated. As a percentage of revenues, SG&A decreased to 11.6% in the third quarter of 1998 compared to 13.2% in the third quarter of 1997, as restated, and to 12.4% in the first nine months of 1998 compared to 15.2% in the first nine months of 1997, as restated. The trend of reducing SG&A as a percentage of revenue is expected to continue in the near term due primarily to the impact of spreading corporate SG&A costs over a larger revenue base as the Company integrates acquisitions and continues to pursue its acquisition growth strategy. While SG&A decreased as a percentage of revenues, the actual dollar amount of SG&A increased primarily due to increased costs for personnel necessary to service new customers, including those associated with the operations acquired, and to support the Company's acquisition program.

Merger Costs

     The Company incurred nonrecurring merger costs of approximately $6.8 million during the first nine months of 1998 compared to $1.0 million in the first nine months of 1997, as a result of the mergers completed with TWR, AWS, South Lake, Gopher, Wilson and PenPac during 1998. The one-time merger costs included severance and bonuses, professional fees, and other related merger costs. As of September 30, 1998, $4.9 million had been accrued for merger related costs which are expected to be substantially paid by December 31, 1998.

Depreciation and Amortization

     Depreciation and amortization increased $638,000, or 7.9%, and $5.7 million, or 27.9%, for the threeand nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997, as restated, due to increased depreciation costs for the additional assets and operations acquired. As a percentage of revenues, depreciation and amortization decreased to 11.2% in the third quarter of 1998 compared to 12.5% in the third quarter of 1997, as restated, and to 12.1% in the first nine months of 1998 compared to 12.4% in the first nine months of 1997, as restated, due to several landfill airspace expansions in the third quarter and better densities achieved at the landfills resulting in lower depletion costs for airspace.

Interest Expense

     Interest expense decreased $435,000, or 50.0%, and $228,000, or 11.3%, for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997, as restated, primarily due to lower debt levels during 1998 compared to 1997. Debt was reduced late in the third quarter of 1997 when $106.1 million was received from a follow-on offering of the Company's stock in September, 1997. Interest of $457,000 and $100,000 was capitalized during the first nine months of 1997 and 1998, respectively, related to land being developed.

Other Income (Expense)

     Other income (expense) decreased $592,000 from other income of $533,000 in the three-month period ended September 30, 1997, as restated, to other expense of $59,000 in the three-month period ended September 30, 1998. Other income increased $212,000 from other income of $731,000 in the nine-month period ended September 30, 1997, as restated, to $943,000 in the nine-month period ended September 30, 1998. Interest income increased $293,000 from $456,000 in the nine-month period ended September 30, 1997, as restated, to $749,000 in the nine-month period ended September 30, 1998. Approximately $500,000 of direct costs associated with acquisition activity primarily related to one unsuccessful acquisition bid for a significant company being liquidated in a bankruptcy auction process were charged against earnings in the second quarter of 1997. During the third quarter of 1998, approximately $362,000 of direct costs associated with unsuccessful acquisition activity were charged against earnings.

Income Tax Expense

     The Company's effective tax rate increased from 35.5% for the three months ended September 30, 1997, as restated, to 70.8% for the three-month period ended September 30, 1998, and from 35.6% for the nine months ended September 30, 1997, as restated, to 52.7% for the nine months ended September 30, 1998. The increase is primarily due to the $2.7 million cumulative deferred tax provisions recognized in 1998 associated with the conversions of AWS, Gopher and PenPac from subchapter S Corporations to taxable entities. As Subchapter S Corporations prior to their merger with the Company, payments of income taxes were the responsibility of their former stockholders. The Company estimates its effective tax rate to be approximately 41.2% at September 30, 1998 excluding the impact of certain nondeductible merger costs and cumulative deferred tax provisions.

Liquidity and Capital Resources

     The Company's balance sheet at September 30, 1998 reflected approximately $13.5 million in cash and cash equivalents compared to $44.0 million at December 31, 1997, as restated. The decrease in cash and cash equivalents was primarily due to the use of cash to acquire solid waste companies during the first nine months of 1998. Pending specific application, the Company has invested its excess cash in short-term interest bearing securities.

     On October 30, 1998, the Company completed its merger with GeoWaste. The transaction will be accounted for using the pooling of interest method of business combinations. The Company issued approximately 2.3 million shares of common stock and assumed approximately $8.6 million in indebtedness.

     Effective September 1998, the Company's borrowing capacity under its revolving credit facility was expanded to $275 million and the maturity was extended to September 2003. At September 30, 1998, the Company had $24.5 million of outstanding borrowings, and approximately $3.9 million in letters of credit outstanding under its revolving credit facility, with $250.5 million available under its credit facility for future borrowings. Total long-term debt at September 30, 1998 was $27.3 million. At September 30, 1998, the ratio of the Company's long-term debt to total capitalization ratio was 8.5% compared to 5.9% at December 31, 1997, as restated. This increase was attributable primarily to acquisition activity.

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

     Capital expenditures for the nine months ended September 30, 1998 were $32.7 million compared to $23.4 million for the nine months ended September 30, 1997, as restated, primarily due increased spending for landfill expansions. Capital expenditures for 1998 are currently expected to be approximately $44 million (including $32.7 million expended through September 30, 1998) compared to $33.1 million in 1997, as restated. These amounts have been and will continue to be primarily allocated to continued spending for landfill expansions. The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, as described above, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional solid waste collection and disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

     Net cash provided by operations for the nine months ended September 30, 1998 increased to $32.2 million from $31.3 million in the nine months ended September 30, 1997, as restated. The increase was primarily due to an increase in depreciation and amortization, a noncash expense, of $5.7 million, and the increase in deferred income taxes of $3.2 million between the first nine months of 1997, as restated, and the first nine months of 1998. These increased cash amounts were offset by the decrease in accounts payable and accrued expenses of $4.4 million and the increase in accounts receivable of $1.9 million between the first nine months of 1997, as restated, and the first nine months of 1998.

     Net cash used in investing activities for the nine months ended September 30, 1998 decreased to $67.2 million from $104.5 million in the nine months ended September 30, 1997, as restated. The decrease was primarily due to the Company's $34.6 million of net cash payments for operations acquired in the nine months ended September 30, 1998 compared to the $83.1 million of net cash payments in the nine months ended September 30, 1997, as restated.

     Net cash provided by financing activities in the nine months ended September 30, 1998 totaled $4.5 million, compared to $112.5 million of cash provided in the nine months ended September 30, 1997, as restated, reflecting the receipt of $106.1 million in net proceeds from a follow-on offering of the Company's stock in September, 1997.

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

     The Company, it is conducting a comprehensive review to ensure that all internal computer systems and equipment are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment related systems) and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems;
(vi) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed its inventory phase of this plan and is actively engaged in completing the remaining phases. The Company currently expects to complete all phases of this plan and that all computer systems will be Year 2000 complaint before August 31, 1999.



     In addition to assessing its own systems, the Company has initiated communication with all of its vendors, service providers and third party business partners to assess their Year 2000 readiness. The Company plans to continue assessment of its vendors, service suppliers and third party business partners to ensure Year 2000 readiness. Despite the Company's diligence, there can be no guarantee that the non-compliant systems of other entities which the Company relies upon in its day to day operations will not have a material adverse impact on the Company. The actual impact on the Company resulting from non- compliance of these entities cannot be determined at this time.



     The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. The Company has made the assumption that government agencies, utility companies and national telecommunication providers will continue to operate. Obviously, the lack of such services could have a material impact on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services if they are unavailable. Additionally, the Company believes that disruptions in the economy generally resulting from Year 2000 issues could have a material adverse impact on the Company. The Company could be subject to litigation for computer system failures such as equipment shutdown or failure to properly date business records. The amount of potential liability or loss of revenue to the Company cannot be reasonably estimated at this time.

     The Company intends to develop contingency plans within the second quarter of 1999 to address Year 2000 problems. The Company believes that this is an appropriate time frame for developing these contingency plans and that efforts prior to that time should be focused on the remediation and testing phases of the Company's Year 2000 readiness plan.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 to fully execute its Year 2000 initiative.

                                     PART II


Item 1.  Legal Proceedings

         See Note 6 to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain legal proceedings.


Item 5.  Other Matters

       SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


         The following table presents selected consolidated statement of operations, balance sheet and other operating data of the Company for the periods presented. The following selected financial and operating data were derived from the Company's consolidated financial statements. The selected consolidated financial data below should be read in conjunction with the Company's consolidated financial statements. All financial data have been restated and give retroactive effect to reflect the Company's acquisition of AWS, Gopher and PenPac in transactions accounted for as a poolings of interests.


                             Superior Services, Inc.
          Selected Consolidated Financial and Operating Data - Restated

                                                                           Years Ended December 31
                                                                    (in thousands except per share data)
                                                            1993         1994         1995        1996            1997

Statement of Operations Data:
   Revenues                                                $106,872    $109,361      $133,233    $160,399      $226,625
   Cost of operations                                        67,002      69,062        72,698      87,129       127,654
   Selling, general and administrative expenses              18,977      22,522        24,464      27,507        34,255
   Merger costs (2)                                              --          --            --          --         1,035
   Litigation settlement costs (3)                               --          --            --          --         1,790
   Depreciation and amortization                              9,131      12,179        17,130      21,408        28,254
                                                              -----      ------        ------      ------        ------
   Operating income from continuing operations               11,762       5,598        18,941      24,355        33,637
   Interest expense                                         (2,141)     (3,039)       (3,971)     (2,019)       (2,692)
   Other income                                                 812       2,121         1,472       1,350         1,954
                                                                ---       -----         -----       -----         -----
   Income from continuing operations before
     income taxes                                            10,433       4,680        16,442      23,686        32,899
   Income taxes                                               3,461       1,394         5,820       8,599        12,716
                                                              -----       -----         -----       -----        ------
   Income from continuing operations                          6,972       3,286        10,622      15,087        20,183
   Income (loss) from discontinued operations,
     net of income tax (1)                                       56     (5,735)         (329)          --            --
                                                                 --     -------         -----          --            --
   Net income (loss)                                         $7,028    $(2,449)       $10,293     $15,087       $20,183
                                                             ======    ========       =======     =======       =======
   Earnings-(loss) per share:
    Basic                                                     $0.41     $(0.13)         $0.51       $0.66         $0.79
                                                              =====     =======         =====       =====         =====
    Diluted                                                   $0.41     $(0.13)         $0.51       $0.65         $0.78
                                                              =====     =======         =====       =====         =====


                                                                           Years ended December 31
                                                               1993        1994          1995        1996          1997
                                                               ----        ----          ----        ----          ----
Balance Sheet Data:
   Cash and cash equivalents                                 $5,305      $3,081        $4,817     $20,569       $44,033
   Working capital                                           10,253      12,025         3,600      15,801        41,468
   Property and equipment, net                               86,097      94,580       104,862     133,421       231,994
   Total assets                                             132,510     148,984       163,280     223,634       408,291
   Long-term debt, net of current maturities                 33,448      44,798        29,758      14,796        16,998
   Total common shareholders' investment                     38,143      35,373        49,490     117,878       269,811


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

(3) Prior to its acquisition of the Company, Acmar Regional Landfill, Inc. negotiated a settlement agreement with the United States Government with respect to a "Clean Water Act" violation in 1993 resulting in fines and restitutions totaling $1,790,000 and was placed on probation for three years. This amount was accrued for in the December 31, 1997 financial statements. As provided in the settlement agreement, its probation was terminated as a result of the payment of the fine and its merger with the Company on March 31, 1998. Additionally, AWS incurred legal fees included in selling, general and administrative costs of $342,000 during 1997 in connection with this matter. These costs, together with the fine, net of applicable income taxes, amounted to approximately $0.07 per share in 1997.


Quarterly Results

         The following table represents the Company's unaudited consolidated quarterly results and the percentages of revenues represented by the individual line items reflected in the Company's consolidated statements of operations for each of the four quarters ended December 31, 1997, all as restated to give retroactive effect to the acquisitions of AWS, Gopher and PenPac in transactions accounted for as poolings of interests and for the two quarters ended June 30, 1998, as restated to give retroactive effect to the acquisitions of AWS, South Lake, Gopher, Wilson, and PenPac accounted for as poolings of interests. This information has been presented on the same basis as the Company's audited consolidated financial statements incorporated herein by reference and, in the Company's opinion, contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's unaudited quarterly results when read in conjunction with the Company's audited financial statements and notes thereto. Interim operating results, however, are not necessarily indicative of the Company's results for any future period.


                                                              For the three months ended
                                    March 31, 1997      June 30, 1997      September 30, 1997      December 31, 1997
                                    --------------      -------------      ------------------      ------------------

Revenues                             $41,389     100%    $57,187     100%      $64,891      100%      $63,158      100%
Cost of operations                    23,121      56%     31,785      56%       37,062       57%       35,686       57%
Selling, general &
administrative expenses                5,507      13%      6,754      12%        8,098       12%        7,895       13%
Litigation settlement cost                --       --         --       --           --        --        1,790        3%
Merger costs                              --      --%      1,035       2%           --       --%           --       --%
Depreciation & amortization            7,700      19%      8,547      15%        8,565       13%        9,443       15%
                                     -------    -----    -------    -----      -------     -----      -------       ---
Operating income                       5,061      12%      9,066      16%       11,166       17%        8,344       13%
Interest expense                        (493)     (1%)      (662)     (1%)        (869)      (1%)        (668)      (1%)
Other income (expense)                   361       1%       (163)     (0%)         533        1%        1,223        2%
                                       -----     ----      -----     ----        -----      ----      -------        --
Income before taxes                    4,929      12%      8,241      14%       10,830       17%        8,899       14%
Income taxes                           1,692       4%      2,995       5%        3,849        6%        4,180        7%
                                     -------     ----    -------     ----      -------      ----      -------        --
Net income                            $3,237       8%     $5,246       9%       $6,981       11%       $4,719        7%
                                    ========     ====   ========     ====     ========     =====     ========        ==
Earnings per share:
  Basic                                $0.13               $0.22                 $0.28                 $0.16
                                     =======             =======               =======                 =====
  Diluted                              $0.13               $0.21                 $0.27                 $0.16
                                     =======             =======               =======                 =====
Pro forma (1):
  Net income, as adjusted             $2,902              $5,471                $6,374                $4,854
                                    ========            ========              ========              ========
  Earnings per share, as
     Adjusted- diluted                 $0.12               $0.22                 $0.25                $0.17
                                     =======             =======               =======                =====

                                                    For the three Months ended
                                     March 31, 1998     June 30, 1998       September 30, 1998
                                     --------------     -------------       ------------------

Revenues                             $62,042     100%    $75,693     100%    $78,150          100%
Cost of operations                    36,625      59%     43,482      56%     44,242           56%
Selling, general &
administrative expenses                9,038      15%      8,606      11%      9,088           12%
Litigation settlement cost                --       --         --       --         --            --
Merger costs                           1,493       2%         --       --      5,327            7%
Depreciation & amortization            8,226      13%      9,077      12%      8,736           11%
                                       -----      ---      -----      ---      -----           ---
Operating income                       6,660      11%     14,528      19%     10,757           14%
Interest expense                        (734)     (1%)      (628)     (1%)      (434)          (1%)
Other income (expense)                   548       1%        454       1%       (59)            --
                                         ---       --        ---       --       ----            --
Income before taxes                    6,474      11%     14,354      19%     10,264           13%
Income taxes                           3,447       6%      5,657       7%      7,270            9%
                                       -----       --      -----       --      -----            --
Net income                            $3,027       5%     $8,697      11%     $2,994            4%
                                      ======       ==     ======      ===     ======            ==
Earnings per share:
  Basic                                $0.10               $0.29               $0.10
                                       =====               =====               =====
  Diluted                              $0.10               $0.29               $0.10
                                       =====               =====               =====
Pro forma (1):
  Net income, as adjusted             $4,700              $8,432              $9,161
                                      ======              ======              ======
  Earnings per share, as
     Adjusted- diluted                 $0.16               $0.28               $0.30
                                       =====               =====               =====
--------------

(1) Pro forma financial information is presented to reflect net income and earnings per share exclusive of merger costs incurred in connection with acquisitions accounted for as poolings of interest and cumulative deferred tax provisions for those companies that were S Corporations prior to acquisition by the Company. Pro forma net income includes federal and state income tax provisions as if the companies reported as C Corporations.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Exhibits   filed  with  this  Form  10-Q  report  are
                           incorporated herein by reference to the Exhibit Index accompanying this report.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Superior Services, Inc.
                                                     (Registrant)


Date      November 16, 1998                            /s/ George K. Farr
        -------------------                          ---------------------------
                                                     George K. Farr
                                                     Chief Financial Officer
                                      -28-

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX


Exhibit Number             Exhibit Description

         4.8 Second Amended and Restated Revolving Credit Agreement, dated September 17, 1998, among Superior Services, Inc. and Subsidiaries (the "Borrowers"), BankBoston, N.A., Bank One, Wisconsin, Harris Trust and Savings Bank, LaSalle National Bank, Bank of America National Trust and Savings Association,
                           Firstar Bank Milwaukee, N.A., Fleet bank, N.A., Paribas, PNC Bank, National Association, Comerica Bank, Fifth Third Bank, Hibernia National Bank (the "Banks") and BankBoston, N.A., as Agent, Bank One, Wisconsin, as Co-Agent, Harris Trust and Savings Bank, as Co-Agent, LaSalle National Bank, as Co-Agent and Bank of America National Trust and Savings Association, as Co-Agent

         27                Financial Data Schedule