Form 10-K
period 1998-12-31
SUPERIOR SERVICES INC
filed 1999-03-26
CIK 1005751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          Superior Services, Inc. Logo
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM             TO
                 .

                         COMMISSION FILE NUMBER 0-27508

                             SUPERIOR SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WISCONSIN                                 39-1733405
    (STATE OR OTHER JURISDICTION
  OF INCORPORATION OR ORGANIZATION)                    (I.R.S. EMPLOYER
   125 SOUTH 84TH STREET, SUITE 200                    IDENTIFICATION NO.)
         MILWAUKEE, WISCONSIN                                53214
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code: (414) 479-7800
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:COMMON STOCK, $.01
                                                           PAR VALUE; COMMON
                                                           STOCK PURCHASE RIGHTS

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       State  the   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the registrant as of March 10, 1999.(1)

                                  $603,001,463

       Number of shares outstanding of each of the classes of the registrant's capital stock as of March 10, 1999:

                 COMMON STOCK, $.01 PAR VALUE: 32,356,812 SHARES

              PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED
                              HEREIN BY REFERENCE:

       PROXY STATEMENT FOR 1999 ANNUAL MEETING OF SHAREHOLDERS (TO BE INCORPORATED BY REFERENCE INTO PART III UPON THE FILING OF THE PROXY STATEMENT WITH THE SECURITIES AND EXCHANGE COMMISSION, TO THE EXTENT INDICATED THEREIN).
------------
(1) Excludes only shares held by directors and officers of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

       Unless the context indicates otherwise, references to the number of the Company's various facilities set forth in this Form 10-K Annual Report are as of December 31, 1998.

                Special Note Regarding Forward-Looking Statements

       Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risk factors associated with (i) the Company's ability to manage its growth; (ii) the availability to the Company of additional acquisition opportunities at favorable pricing levels and the ability of the Company to effectively integrate its existing and potential future acquisitions;
(iii) the continuing seasonality of its business; and (iv) competition for both collection and disposal services and acquisitions. These and other risks and uncertainties are also set forth in the Company's S-4 Registration Statement dated March 30, 1998, as amended (No. 333-48887) under the caption "Risk Factors." Shareholders, potential investors and other readers should carefully consider these risks and factors and the impact they may have when evaluating these forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. BUSINESS.

GENERAL

       Superior Services, Inc. ("Superior" or the "Company") is an acquisition-oriented integrated solid waste services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste. The Company provides solid waste collection, transfer, transportation, recycling and disposal services to over 750,000 residential, commercial and industrial customers in Alabama, Florida, Georgia, Illinois, Michigan, Minnesota, Missouri, New Jersey, Ohio,
Pennsylvania, West Virginia and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of December 31, 1998, the Company owned and operated 19 landfills (including a greenfield landfill), 45 solid waste collection operations, 15 recycling facilities and 19 solid waste transfer stations. The Company also manages four other third party owned landfills.

       Superior's objective is to be one of the largest and most profitable fully integrated providers of solid waste collection and disposal services in each market it serves. The Company's strategy to achieve this objective is to
(i) continue to expand its operations and customer base in existing markets and to enter new markets through the acquisition of other solid waste operations;
(ii) pursue internal growth opportunities in its current markets; and (iii) achieve continuing operating improvements in its business. Superior's principal strategy for future growth is through the acquisition of additional solid waste disposal, transfer and collection operations. The Company's operating strategy emphasizes the integration of its solid waste collection and disposal operations and the internalization of waste collected.

       Acquisitions

       In recent years, the solid waste collection and disposal industry has undergone significant consolidation and integration. The Company believes that this consolidation and integration is caused primarily by four factors: (i) increasingly stringent environmental regulation and enforcement resulting in increased capital requirements; (ii) the inability of many smaller operators to achieve the economies of scale necessary to compete effectively with large integrated solid waste service providers; (iii) the evolution of an industry competitive model which emphasizes providing both collection and disposal/recycling capabilities; and (iv) the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities. Despite the considerable consolidation and integration occurring in the solid waste industry, the Company believes the industry remains primarily regional in nature and highly fragmented, and that a substantial number of potential acquisition opportunities remain.

       Since the Company's March 1996 initial public offering through December 31, 1998, the Company has acquired 70 solid waste collection, transfer and disposal operations, including 13 landfills, one greenfield landfill, two recycling operations, and 54 collection operations, taking the Company into numerous new service markets in seven new states. During 1998, the Company acquired or merged with 31 solid waste, transfer and disposal operations, including five landfills plus one landfill previously managed under an operating agreement since 1997, and 25 solid waste collection operations, with annualized revenues of approximately $140 million. A single acquisition transaction may involve the purchase of multiple business operations.

       The Company intends to continue to expand its geographic scope through acquisitions by (i) expanding into adjacent and new markets by pursuing principally a "hub and spoke" acquisition strategy and (ii) increasing its revenues and operational and administrative efficiencies through "tuck-in" and other acquisitions of profitable solid waste collection operations in its existing markets.

       In addition to eight full time market development personnel, the Company's senior and executive management teams focus a substantial part of their time identifying acquisition candidates and consummating acquisitions.

       The following table sets forth the Company's acquisitions of operations completed in 1998:

  ACQUIRED COMPANY     MONTH ACQUIRED       PRINCIPAL BUSINESS             LOCATION           MARKET AREA
  ----------------     --------------       ------------------             --------           -----------
Sycamore Landfill,     December 1998    Solid waste landfill          Hurricane, WV         Western West
  Inc.                                                                                      Virginia
Otto Jacobs Company    December 1998    Solid waste collection and    Lake Geneva, WI       Southeastern
  LLC                                   transportation                                      Wisconsin
Certain assets of BFI  November 1998    Solid waste collection and    Eau Claire, WI        Western
  Waste Systems of                      transportation                                      Wisconsin
  North America, Inc.
Ray's Disposal         November 1998    Solid waste collection and    Warren, PA            Northwest
                                        transportation                                      Pennsylvania
Macon County Landfill  October 1998     Solid waste landfill          Decatur, IL           Central
  Corporation                                                                               Illinois
GeoWaste Incorporated  October 1998     Solid waste landfill, solid   Valdosta, GA,         Southern
  (GeoWaste of GA,                      waste collection and          Bronx, NY and         Georgia,
  Inc., GeoWaste                        transportation                Ocala, FL             New York City,
  Transfer, Inc., and                                                                       Northern
  Spectrum Group,                                                                           Florida
  Inc. d/b/a United
  Sanitation)
PenPac, Inc.,          September 1998   Solid waste collection,       Totowa, NJ            Northern New
  Heritage Recycling,                   transportation and transfer                         Jersey
  Inc. Iorio Carting,                   stations
  Inc.





  ACQUIRED COMPANY     MONTH ACQUIRED       PRINCIPAL BUSINESS             LOCATION           MARKET AREA
  ----------------     --------------       ------------------             --------           -----------
ACS Services, Inc.,    September 1998   Solid waste collection,       Paterson, NJ          Northern New
  Recycling                             transportation and transfer                         Jersey
  Techniques, Inc.                      stations
  Advanced Waste
  Technologies, Inc.,
  Baray, Inc.,
  Nicholas
  Enterprises, Inc.
  d/b/a Nicholas
  Sanitation
Santangelo Hauling,    September 1998   Solid waste collection,       Norristown, PA        Eastern
  Inc., Santangelo                      transportation and transfer                         Pennsylvania
  Transfer, Inc.,                       station
  Keystone Disposal,
  Co., and Gold Star
  Leasing Corp.
South Lake Refuse      August 1998      Solid waste and recyclables   Groveland, FL         Central Florida
  Service, Inc. and                     collection and
  Commercial Refuse,                    transportation
  Inc.
Gopher Disposal,       August 1998      Solid waste and recyclables   St. Paul and          Central and
  Inc., Eagle                           collection and                Rochester, MN         Southeastern
  Environmental,                        transportation                                      Minnesota
  Inc., Materials
  Recovery, Ltd.,
  Newport Properties,
  and Watson's
  Rochester Disposal,
  Inc.
Superior Disposal,     August 1998      Solid waste collection and    Ocala, FL             Northern
  Inc. and All Bright                   transportation                                      Florida
  Sanitation
Wilson Waste Systems,  August 1998      Solid waste collection and    Defiance, MO          Central
  Inc.                                  transportation                                      Missouri
Strunk Sanitary        August 1998      Solid waste collection and    Clearfield, PA        Western
  Service, Inc.                         transportation                                      Pennsylvania
Sandman Trucking       May 1998         Construction and demolition   Ocala, FL             North Central
  Corp.                                 landfill and construction                           Florida
                                        and demolition
                                        transportation
Certain assets of      May 1998         Solid, liquid & foundry       Milwaukee, Racine,    Southeastern
  BFI Waste Systems                     sand waste and recyclables    Ozaukee, Walworth,    Wisconsin
  of North America,                     collection and                & Washington
  Inc.                                  transportation                Counties, WI
CBF, Inc.              May 1998         Solid waste landfill and      McClellandtown, PA    Southwestern
                                        solid waste collection and                          Pennsylvania
                                        transportation
Eggers Sanitation,     April 1998       Solid waste and recyclables   Prescott, WI          Central
  Inc.                                  collection and                                      Wisconsin
                                        transportation
Longview of            March 1998       Solid waste and recyclables   Bethany, MO           Central
  Livingston County,                    collection and                                      Missouri
  Inc.                                  transportation





  ACQUIRED COMPANY     MONTH ACQUIRED       PRINCIPAL BUSINESS             LOCATION           MARKET AREA
  ----------------     --------------       ------------------             --------           -----------
Missouri Disposal      March 1998       Solid waste and recyclables   Galt, MO              Central
  Partners                              collection and                                      Missouri
                                        transportation
Alabama Waste          March 1998       Solid waste and recyclables   Moody, AL             Central Alabama
  Services, Inc.                        collection and
                                        transportation
ACMAR Regional         March 1998       Solid waste landfill          Moody, AL             Central Alabama
  Landfill, Inc.
Weaver Sanitation      March 1998       Solid waste and recyclables   Punxsutawney, PA      Eastern
                                        collection and                                      Pennsylvania
                                        transportation
Dick's Rubbish         March 1998       Solid waste and recyclables   Winona, MN            Central
                                        collection and                                      Minnesota
                                        transportation
Johnson Disposal       March 1998       Solid waste and recyclables   Eau Claire, WI        Western
  Service, Inc.                         collection and                                      Wisconsin
                                        transportation
TWR, Inc.              March 1998       Solid waste collection and    Tuscaloosa, AL        Central Alabama
                                        transportation
Nelson & Son           February 1998    Solid waste collection and    Ashland, OH           North/Central
  Sanitation                            transportation                                      Ohio
Ideal Disposal         February 1998    Solid waste and recyclables   Germantown, WI        Southeastern
  Service, Inc.                         collection and                                      Wisconsin
                                        transportation
Pozanc Trucking        February 1998    Solid waste and recyclables   Winona, MN            Central
                                        collection and                                      Minnesota
                                        transportation
Love's Disposal        January 1998     Solid waste collection and    Audrain County, MO    Central
  Service, Inc.                         transportation                                      Missouri
T-MAC, Inc.            January 1998     Solid waste and recyclables   Columbia, MO          Central
                                        collection and                                      Missouri
                                        transportation

       There can be no assurance that the Company will be able to continue to identify suitable acquisition candidates or, if identified, successfully negotiate their acquisition. If the Company is successful in identifying and negotiating suitable acquisitions, there can be no assurance that any debt or equity financing necessary to complete any such acquisitions can be arranged on terms satisfactory to the Company or that any such financing will not significantly increase the Company's leverage or result in additional dilution to existing shareholders. Moreover, there can be no assurance that the Company will be able to continue to integrate successfully any acquired operations, or manage or improve the operating or administrative efficiencies or productivity of any acquired operations. As the Company continues to pursue acquisition opportunities in new market areas, the potential additional geographic expansion of the Company's operations resulting from the successful completion of some of those acquisition opportunities will make it more difficult for the Company to successfully and efficiently integrate such operations with the Company's existing operations. Similarly, the Company may not realize as many synergies and efficiencies from acquiring operations outside its existing market areas. Failure by the Company to implement successfully its acquisition strategy will limit, and may limit materially, the Company's growth potential and may adversely affect the Company's results of operations.

       The ongoing consolidation and integration activity in the solid waste industry, as well as the difficulties, uncertainties, and expense relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates has resulted, and may continue to result, in fewer attractive acquisition opportunities being available to the Company as well as on less advantageous acquisition terms, including particularly increased purchase prices. These circumstances may increase acquisition costs to levels beyond the Company's financial capabilities or pricing parameters or, as to acquisitions made by the Company, may have an adverse effect on the Company's results of operations. Several of the Company's competitors for acquisitions are larger, better known companies with significantly greater resources than the Company. The Company believes that a significant factor in its ability to consummate additional acquisitions will be the relative attractiveness of its Common Stock as an investment instrument to potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors.

  Internal Growth

       Superior believes its internal growth will come from additional sales penetration in its current and adjacent markets, marketing additional services to existing customers, including recycling services, and selective price adjustments. Utilizing a decentralized operations strategy, the Company has added an executive sales manager to its existing sales force, consisting of approximately 75 sales representatives dedicated to increasing the Company's sales to new and existing commercial, industrial and municipal customers. A principal component of the Company's internal growth strategy is to become the sole provider of solid waste services to its customers, including other integrated waste and recycling services.

  Operating Improvements

       The Company has programs and benchmarking systems designed to improve the operational productivity, administrative efficiency and profitability of its operations through improved collection and disposal routing efficiency, consolidation of "back office" operations, equipment utilization, cost controls, employee training and safety.

       An important element of the Company's strategy for improving operating margins is to establish new transfer stations within a 150-mile radius of its existing landfills to increase its collection and transportation efficiencies and improve the Company's internalization of collected solid waste. For example, the Company recently acquired transfer stations in Bethany and Mexico, Missouri, which will provide additional disposal to the Company's local landfill.

CURRENT OPERATIONS

  Introduction

       As of December 31, 1998, the Company provides integrated waste services to its customers in 12 states. Specifically, the Company operates solid waste collection operations, solid waste transfer stations, recycling facilities, Company-owned solid waste landfills and managed third party landfills. The
Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. These other integrated waste services include the remediation and disposal of contaminated soils and similar materials; underwater remediation and industrial services; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste. However, solid waste services have been and will remain the Company's core business.

       Superior markets its services principally through its facility managers and direct sales representatives. The Company also obtains new customers from referral sources, reputation, and local media marketing. The Company has a diverse customer base, with no single customer accounting for more than 3% of the Company's revenues in 1998. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operations.

  Solid Waste Collection and Transfer

       As of December 31, 1998, the Company provided solid waste collection services to over 750,000 residential, commercial and industrial customers. The Company's collection operations are generally conducted within a 150-mile radius from its landfills or transfer stations. The Company contracts with local generators of solid waste and directs the waste to its own landfill for disposal; to a third-party landfill; or for additional handling at one of its owned or third party transfer stations or recycling facilities. After compacting and/or separating at a transfer station, the Company has historically directed the waste to either its own landfill or a third party landfill.

       In 1998, approximately 58% of the solid waste collected by the Company was delivered for disposal at its own landfills, compared to approximately 52% in 1997, as restated. Solid waste collection and transfer services accounted for approximately 61% of the Company's revenues for 1998, including revenues from disposal services provided to customers of the Company's collection and transfer units, compared to approximately 60% in 1997, as restated.

       The Company's commercial and industrial collection services are generally performed under one-year to three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the waste collected, the distance to the disposal or processing facility, and the cost of disposal or processing. The Company's commercial and industrial customers generally utilize portable containers that temporarily hold solid waste, thereby enabling the Company to service many customers with fewer collection vehicles.

       A majority of the Company's municipal solid waste collection services have historically been performed under contracts with municipalities. These contracts grant the Company exclusive rights to service all or a portion of the residential homes in a specified community or provide a central repository for residential waste drop-off. The Company had approximately 370 municipal contracts in place as of December 31, 1998, compared to over 350 as of December 31, 1997, as restated. No single municipal contract is individually material to the Company's results of operations. Municipal contracts in the Company's market areas are typically awarded, at least initially, on a competitive bid basis and usually range in duration from one to three years. Fees are based primarily on the frequency and type of service, the distance to the disposal or processing facility, and the cost of disposal or processing. Municipal collection fees are usually paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. The Company also provides subscription residential collection services directly to households.

       The Company's transfer stations receive solid waste collected primarily from its various collection operations, compact the waste, and transfer the waste to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its utilization of collection personnel and equipment. Approximately 51% of the solid waste accepted for transfer at the Company's transfer stations in 1998 was from third parties compared to approximately 55% in 1997, as restated.

  Recycling Services

       The Company also provides recycling services to customers in most markets as part of its strategy to be a full-service integrated solid waste services company. Recycling involves the removal of reusable materials from the waste stream for processing and sale in various applications.

       The Company operates 15 recycling facilities as part of its collection and transfer operations at which it processes, sorts and recycles paper products, certain plastics, glass, aluminum and tin cans and certain other items. The Company also operates a wood pallet recycling operation and curbside residential recycling programs in connection with its residential collection operations in many communities.

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

       In 1998, the Company processed an average of approximately 12,000 tons of recyclable paper and cardboard per month, compared to approximately 9,850 tons per month in 1997, as restated. The decrease of the average price received for recyclable wastepaper caused total revenues in 1998 to decrease by approximately 1% compared to 1997. The Company expects this trend to continue assuming resale prices are similar to 1998 levels.

  Solid Waste Landfill Disposal

       The Company owns and operates 19 solid waste landfills in Alabama, Florida, Georgia, Illinois, Minnesota, Missouri, Ohio, Pennsylvania, West Virginia, and Wisconsin. This includes one greenfield landfill in Wisconsin expected to open in the first half of 1999. The Company's landfill facilities are designed and operated to meet federal, state, and local regulations in all material respects and the Company believes each of its landfill sites are in compliance with current applicable state and federal Subtitle D Regulations in all material respects. None of the Company's landfills are permitted to accept hazardous waste. In both 1998 and 1997, as restated, approximately 39% of the solid waste disposed of at the Company's landfills was delivered by the Company.

       The average daily volume of waste accepted for disposal at the Company's open landfills increased to approximately 15,100 tons per day in 1998 from approximately 10,100 tons per day in 1997, in each case as restated to reflect the Company's acquisitions of landfills in transactions which were accounted for as pooling of interests. The increase in revenues from landfill disposal operations is the result of waste received at three new disposal sites purchased during 1998 and increased volumes of special waste from the Company's project-driven other integrated waste services.

       The following table provides certain information with respect to Superior landfills which are owned or under development:

                                                                                                APPROXIMATE
                                                                                   PERMITTED       TOTAL
           LANDFILL NAME AND LOCATION             MONTH ACQUIRED    YEAR OPENED    ACREAGE(1)   ACREAGE(1)
           --------------------------             --------------   -------------   ----------   -----------
Superior Cranberry Creek landfill,                      *              1986            34          1,060
  Wisconsin Rapids, WI (Central Wisconsin)
Superior Valley Meadows landfill,                       *              1979            29            600(2)
  Fort Atkinson, WI (Southeastern Wisconsin)
Superior Glacier Ridge landfill,                    March 1993         1986            59            560
  Mayville, WI (Eastern Wisconsin)
Superior Emerald Park landfill,                   November 1993        1994            35            340
  Muskego, WI (Milwaukee metropolitan area)
Superior FCR landfill, Buffalo, MN                  July 1994          1965            24            397
  (Minneapolis metropolitan area)
Superior Seven Mile Creek landfill,               September 1996       1978            37            160(3)
  Eau Claire, WI (Northwest Wisconsin)
Superior Oak Ridge landfill, Ballwin, MO          September 1996       1975           111            180(4)
  (St. Louis metropolitan area)
Superior Hickory Meadows landfill,                  April 1997     Scheduled to        59            317
  Chilton, WI (Northeastern Wisconsin)(5)                          open mid 1999
Superior Greentree landfill, Kersey, PA             April 1997         1986            91          1,336
  (Central Pennsylvania)
Superior Eagle Bluff landfill, Tuscaloosa,          June 1997          1988            24             87
  AL (Central Alabama)(6)
Superior Cedar Hill landfill, Pell City, AL         June 1997          1975            59            418
  (Central Alabama)(7)
Superior Maple Hill landfill, Macon, MO            October 1997        1976            30            380
  (Northeastern Missouri)(8)
Superior Oakland Marsh landfill, Mansfield,       December 1997        1997           102            288
  OH (Central Ohio)(9)
Macon County landfill, Decatur, Illinois           October 1998        1965            89            250
  (Central Illinois)




                                                                                                APPROXIMATE
                                                                                   PERMITTED       TOTAL
           LANDFILL NAME AND LOCATION             MONTH ACQUIRED    YEAR OPENED    ACREAGE(1)   ACREAGE(1)
           --------------------------             --------------   -------------   ----------   -----------
CBF landfill, McClellandtown, PA                    June 1998          1960            36             84
  (Southwestern Pennsylvania)
Superior Star Ridge landfill                        April 1998         1983           336            763
  Moody, Alabama (Central Alabama)
Superior Cypress Acres landfill, Ocala,              May 1998          1991            33             48
  Florida (North Central Florida)(10)
Pecan Row landfill, Valdosta, Georgia              October 1998        1991            57            129
  (Southern Georgia)(11)
Sycamore landfill, Hurricane, WV                  December 1998        1975            25             93
  (Western West Virginia)(12)

------------
     *    Acquired as part of the Company's original consolidation in 1993.
     (1)  Permitted acreage represents the portion of the total acreage on which disposal cells have been constructed (including any that may have been filled or capped) or may be constructed  based upon an approval issued by the regulatory  agency  generally  authorizing the development of a landfill  on the  acreage.  The portion of total  acreage  that is not currently permitted is not available for waste disposal.
     (2)  Does  not  include   approximately  80  acres  currently   subject  to
          acquisition by the Company upon exercise of a purchase option.
     (3)  Does  not  include   approximately  80  acres  currently   subject  to
          acquisition by the Company upon exercise of a purchase option.
     (4)  Includes   approximately   125  acres  leased  by  the  Company.   See
          "Properties."  Does not  include  approximately  58 acres  subject  to acquisition by the Company upon exercise of a purchase option.
     (5)  Formerly M & N Disposal,  Inc. In February 1998, the WDNR approved the
          Company's  application  for  58.7  permitted  acres at this  site.  In
          December 1998, the Company  completed the first phase of construction.
          The Company is currently  negotiating a local host community agreement and awaiting regulatory approval of the construction.
     (6)  Construction and demolition landfill, formerly Holt Landfill Co., Inc.
     (7)  Formerly Urban Sanitation Corporation.
     (8)  Formerly Teter Sanitary Landfill and Refuse Hauling, Inc.
     (9)  Also known as Noble Road Landfill, Inc.
    (10)  Construction and demolition landfill, formerly Sandman Trucking Corp.
    (11)  Also known as GeoWaste of GA, Inc.
    (12)  Operated by the Company since  September 1997 pursuant to an operating agreement.

  Management of Third Party Landfills

       As of December 31, 1998, the Company managed four landfills owned by third parties including a fly ash monofill in Oak Creek, Wisconsin, a bottom ash monofill in Port Washington, Wisconsin, and two paper sludge and ash captive monofills owned by separate paper companies. A monofill is a landfill that only accepts one type of waste. The fly ash and bottom ash monofills are managed with a Wisconsin public electric utility company under agreements that expire in April 2000. One of the paper company monofills is located in Brokaw, Wisconsin, and is managed under a ten-year waste hauling and landfill operation agreement that expires in January 2009. The remaining monofill is located in Quinnesec, Michigan, and is managed under an agreement that expires in July 1999. None of these contracts are considered material to Superior.

  Other Integrated Waste Services

       In order to provide integrated solid waste services to a wide range of customers, Superior provides a variety of other waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills. These services include the remediation and disposal of contaminated soils and similar materials; underwater remediation and industrial services; wastewater biosolids management; full container consumer product recycling; and temporary storage and transportation of special and hazardous waste, including household hazardous waste. Revenues from these other integrated waste services constituted approximately 12% of the Company's revenues in 1998 and 11% in 1997, as restated. This trend is expected to continue as the Company pursues its growth strategy of acquiring additional solid waste disposal, transfer and collection operations.

       The Company's project-based remediation services involve the removal and transportation of contaminated soil from environmental remediation projects for disposal at the Company's landfills in compliance with applicable regulations. The Company also provides value-added services to bioremediate contaminated soils at its landfills prior to final disposal. After excavation, the Company uses nutrients and micro-organisms to naturally remove or reduce contaminants from contaminated soil before disposing of the remediated soils in its landfills or using the remediated soils in landfill construction. The Company's environmental field services, which are provided principally to industrial clients in Wisconsin, include the containment and cleanup of actual and threatened releases of hazardous materials into the environment on both a planned and an emergency response basis. These services include clean out of wastewater treatment tanks, cleanup of abandoned oil recycling facilities, cleanup and demolition of manufacturing facilities, and removal and remediation of underground storage tanks. The Company is the primary standby provider of environmental emergency spill response services to the Wisconsin Department of Natural Resources ("WDNR") in Eastern and Central Wisconsin, the United States Coast Guard in District Nine, and is a subcontractor to the U.S. Environmental Protection Agency ("EPA") in Region V.

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

       The Company provides nonhazardous "special" waste and hazardous waste (including household hazardous waste) services, transportation, and temporary storage services to industrial clients, principally in Wisconsin. The Company provides its hazardous waste services from its fully-permitted temporary storage facility ("TSF") located in Port Washington, Wisconsin (approximately 25 miles north of Milwaukee) and operates a hazardous household waste collection and transfer facility in St. Paul, Minnesota. Hazardous waste collected by the Company is transported to third party treatment or disposal facilities that have been selected by the customer in virtually all cases. The Company also reclaims mercury at its TSF from discarded mercury-containing items such as utility meters, fluorescent lights and thermometers. The Company does not typically take title to collected hazardous waste nor does it handle or accept radioactive wastes, explosives, certain poisons, certain PCBs and certain other types of hazardous wastes. The Company does not own or operate, or intend to own or operate, a hazardous waste disposal facility. Revenues from hazardous waste transportation and temporary storage services accounted for less than 2% of the Company's revenues in 1998 and in 1997, as restated. Although the Company may under certain conditions from time to time acquire additional operations which focus on providing other integrated waste services, including certain hazardous waste services, this trend is expected to continue over the long term as the Company pursues its growth strategy of acquiring additional solid waste disposal, transfer and collection operations.

COMPETITION

       The  solid  waste  management  industry  is  highly   competitive,   very
fragmented and requires substantial labor and capital resources. Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The industry includes four large national waste companies: Waste Management, Inc.; Browning-Ferris Industries, Inc.; Allied Waste Industries, Inc.; and Republic Industries, Inc. The Company also competes with a number of regional and local companies.

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

EMPLOYEES

       At December 31, 1998, the Company employed approximately 2,250 full-time employees. Drivers at two of the Company's current locations have voted in favor of union representation. These employees are not yet covered by a collective bargaining agreement and, in fact, the Company has challenged the election process involved in one of these elections. Through acquisitions, the Company has also acquired other locations that are party to existing collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

       The regulations affecting the Company are administered by the EPA and various other federal, state and local environmental, zoning, and health and safety agencies. The Company believes that it is currently in substantial compliance with applicable federal, state and local laws, permits, orders and regulations. The Company believes there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, the Company attempts to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

       In order to develop and operate a landfill, a biosolid storage facility, a transfer station, most other solid waste facilities, or a hazardous waste treatment/storage facility, the Company must typically go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming, and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be reviewed periodically and are subject to modification and revocation by the issuing agency.

       The Company's operating facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the Company's expansion of its existing or any newly acquired landfills, it is often necessary to expend considerable time, effort, and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have broad power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. In the ordinary course of its landfill, transfer station and TSF operations, the Company has from time to time received notices from regulatory authorities that its operations may not be in compliance with certain applicable environmental laws and regulations. Upon receipt of any notices, the Company generally cooperates with the authorities in an attempt to resolve the issues raised by such notices and pays the agreed upon fine or penalty, if any. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations, fines and penalties or even closure of a landfill or other facility.

       In order to transport waste, it is necessary for the Company to possess one or more permits from state or local agencies. These permits also must be periodically renewed and are subject to modification and revocation by the issuing agency.

       The  principal   federal,   state  and  local  statutes  and  regulations
applicable to the Company's various operations are as follows:

  The Resource Conservation and Recovery Act of 1976, as amended ("RCRA")

       RCRA regulates the generation, treatment, storage, handling, transportation, and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics, and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most nonhazardous industrial waste products.

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

       In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards, and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Wisconsin and various states into which the Company has entered, or may enter, have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. The Company believes that all of its present landfill operations are in compliance with current applicable state and federal Subtitle D Regulations in all material respects.

  The Federal Water Pollution Control Act of 1972, as amended ("Clean Water
  Act")

       The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If surface water run off from the Company's landfills or transfer stations is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent possibly contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements, particularly as they apply to treatment and discharge of storm water. The Company believes it has secured or has applied for all material required discharge permits under the Clean Water Act or comparable state-delegated programs. In those instances where the Company's applications for discharge permits are pending and a final discharge permit has not been issued, the Company believes it is in substantial compliance with the applicable substantive state standards in its market areas in administering the Clean Water Act.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA")

       CERCLA establishes a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter, or the owner or operator of the facility, completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA, however, provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released into the environment and which require investigation or cleanup. In addition, CERCLA authorizes the imposition of a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable.

  The Clean Air Act

       Through state implementation of federal requirements, the Clean Air Act provides for regulation of the emission of air pollutants from certain landfills based upon the date of the landfill construction, reconstruction, or modification, and volume of emissions of regulated pollutants or capacity of the landfill. The EPA has issued new source performance standards regulating air emissions of methane and non-methane organic compounds from municipal solid waste landfills with certain capacity, constructed or reconstructed after May 1991. States are required to develop regulations for landfills that existed prior to that date and the regulations are in various stages of development in the states where the Company operates. The state regulations will require installation of pollution controls for pre-1991 landfills that emit over certain amounts of non-methane organic compounds. In addition to these requirements, landfills may be subject to more extensive pollution controls, emission limitations, and pre-construction permitting requirements, depending on the amount of air pollutants the landfill emits or has the potential to emit; these requirements are more stringent for landfills located in areas with air pollution problems. Some states may require a permit to install pollution controls at landfills, particularly gas extraction and flaring systems. The EPA has also issued standards to regulate the disposal of asbestos-containing wastes. The landfill may be required to obtain a federal operating permit under Title V. Finally, future regulations under development by EPA for the control of emissions of hazardous air pollutants from landfills may apply; EPA plans to issue these rules in November 2000.

  The Occupational Safety and Health Act of 1970, as amended ("OSHA")

     OSHA  authorizes  the  Occupational  Safety  and Health  Administration  to
promulgate   occupational   safety  and  health  standards.   Various  of  these
promulgated standards, including standards for notices of hazards, safety in excavation, and the handling of asbestos, may apply to the Company's operations. The Company has no direct involvement in asbestos removal or abatement projects. However, asbestos-containing waste materials are accepted at certain of the Company's landfills that are authorized to accept such materials, and some of the Company's collection operations receive asbestos-containing waste materials that have already been packaged and labeled. These packages are loaded onto the Company's vehicles by employees of the asbestos abatement contractors for transportation to and disposal at the Company's authorized landfills. Accordingly, OSHA regulations designed to minimize employees' exposure to airborne asbestos fibers and provide employees with proper training and protection generally apply to the Company's operations in the transportation and handling of the asbestos waste. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of the packaged asbestos-containing materials during transportation or landfill disposal.

  State and Local Regulations

     Each state in which the Company currently operates, or may operate in the future, has laws and regulations governing the generation, storage, treatment, handling, transportation, and disposal of solid and hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and other solid and hazardous waste management facilities. In addition, many states have programs that require investigation and clean up of sites containing hazardous materials in a manner comparable to CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws, and regulations affecting the Company's operations. These include zoning and health measures that limit solid waste management activities to specified facilities, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

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

     In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. In response to that decision,
                                       14
some local jurisdictions attempt to flow control through contractual means as opposed to through ordinance means. In certain circumstances, flow control by contract may be valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition, and result of operations could be materially adversely affected.

     The permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may (i) specify the quantity of waste that may be accepted at the landfill during a given time period and/or (ii) specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it is generally necessary to renew the permit periodically.

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

ITEM 2. PROPERTIES.

     The Company owns solid waste landfills, solid waste collection operations, recycling facilities, solid waste transfer facilities, a TSF, a waste water treatment plant and other operating facilities in Alabama, Florida, Georgia, Illinois, Minnesota, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia and Wisconsin. The Company leases its various offices and facilities, including its executive offices in Milwaukee under a lease expiring in 2003. The Company also leases property that provides access to its Superior Oak Ridge landfill in Ballwin, Missouri. See "Business." The real estate owned by the Company is not subject to material encumbrances. The Company believes that its existing facilities are generally adequate for its current needs and requirements.

ITEM 3. LEGAL PROCEEDINGS.

     In connection with an acquisition in March 1993, the Company was required to accept the transfer of an adjacent closed landfill that is listed on the National Priorities List ("NPL"). A remedial investigation performed by the potentially responsible parties ("PRPs") (including the Company) has determined the scope and nature of the contamination at the site and the PRPs have submitted a feasibility study to the EPA and WDNR, which describes the alternatives for remediating the associated groundwater contamination. The WDNR has formally approved the remedial alternative recommended by the PRPs which calls for the installation of two to four additional gas extraction wells (which would be connected to the existing gas extraction system at the site) and continued groundwater monitoring. The estimate of total costs of the remedial alternative approved by the WDNR is approximately $2.8 million, consisting of one-time capital costs for the additional extractions wells of $107,000, and annual operating, maintenance and monitoring costs for the new extraction wells, the landfill cap, the existing gas extraction system, and groundwater monitoring system estimated at $90,000 per year. The operating duration of the proposed remediation is uncertain, but could be 30 years or longer. As the duration is uncertain, the accrual was not measured on a discounted basis. The Company has an accrued liability of approximately $2.3 million relating to this matter. The Company has entered into settlement agreements with certain generator PRPs that allocates the costs of the remediation. Under the settlement agreements certain of the generator PRPs agreed to contribute to a total of approximately 42% of future costs for remedial action and the annual operating, maintenance, and monitoring costs related to the site.
                                       15

     The seller and former owner of the closed landfill agreed to indemnify the Company up to $2.8 million for any site liabilities, including the annual costs of operating, maintaining, and monitoring the closed landfill and any costs the Company may incur as a PRP. The Company has been paid approximately $500,000 by the seller as of December 31, 1998. The seller's remaining potential indemnification obligation was collateralized as of December 31, 1998, by $2,317,245 in cash held in escrow. On August 15, 1997, an engineer selected by the seller determined that the reasonable present value of the cost of a likely remediation plan for the closed landfill approximates $688,000. The Company and seller are in dispute regarding the cost of a likely remedial action plan. The seller demanded arbitration and filed a declaratory judgment action in state circuit court. The state court entered judgment on March 23, 1998 finding that the engineer's estimate is final and binding on the parties. On April 30, 1998 the Company filed its notice of appeal of the lower court judgment in state appellate court. On December 17, 1998 the appellate court issued a decision reversing the judgment of the trial court and directed that the dispute be arbitrated. The matter is now before the arbitrator. If the seller's position is accepted or upheld in the pending proceeding, the Company may be required to return to the seller substantially all or a substantial portion of the current amount held in escrow. The Company has recorded as an asset approximately $2.3 million that is deemed probable of recovery from the generator PRPs and through indemnification from the seller. As is the case with all sites on the NPL, the performance of the selected remedy at the closed landfill will be subject to periodic review by the WDNR and the EPA. In the event the selected remedy does not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by the WDNR or EPA. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

     In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified. The range of possible loss has been estimated not to exceed $1.3 million. At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the then estimated costs of remediation and monitoring with respect to the contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's common stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer, and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environmental liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

     In connection with the ACMAR Regional Landfill, Inc. merger on March 31, 1998, a landfill was acquired which was subject to legal proceedings brought by the local municipality. In October 1996, the municipality filed an administrative appeal challenging the State of Alabama Department of Environmental Management's ("ADEM") decision to issue a landfill permit modification. An administrative commission appointed a judge to act as a hearing officer to oversee the permit appeal. Based upon the hearing officer's recommendation, the administrative commission in June 1997 unanimously adopted the recommendation of the hearing officer that the landfill permit modification was properly issued. Subsequently, the municipality filed an appeal of this administrative decision in state circuit court. While the Company believes it will be successful in defending the appeal of this decision, there can be no assurance that this appeal will not be determined adversely to the Company. Any such adverse decision, if ultimately upheld, could impact the ability of such landfill to accept any or certain volumes of waste and, in turn, could adversely effect the Company's results of operations. The Company has landfill assets with a net book value of $3.8 million at this site. Separately, the municipality in August 1996 filed in Federal district court a citizen's suit against the landfill brought under provisions of the RCRA. The Company does not believe there is a basis for a claim supporting the citizen's suit. In addition to the Federal claims, the municipality has alleged certain state law claims that, among other things, the prior owners of the landfill misrepresented the geology and hydrogeology
                                       16
of an expansion portion of the landfill, allegedly inducing the municipality to grant local approval for the expansion of the landfill. This local approval is a prerequisite for issuance of the ADEM solid waste permit. Prior to the acquisition of this landfill, the prior owners were engaged in settlement negotiations with the municipality regarding these proceedings. Since the acquisition, the Company has met with municipal officials and presented settlement offers that the municipality currently has under consideration. The Company believes that the ultimate resolution of the citizen's suit and the municipality's state law claims will not have a material adverse effect on the Company's financial condition or results of operations.

     As part of the Company's PenPac acquisition on September 30, 1998, the Company acquired Nicholas Enterprises, Inc. ("Nicholas"). Prior to the Company's acquisition of PenPac, Nicholas was named as a defendant in litigation commenced pursuant to the New Jersey Spill Compensation and Control Act and was named as a PRP commenced pursuant to the Comprehensive Environmental Response, Compensation and Control Act ("CERCLA" or "Superfund"), respectively, at two sites: (i) Sharkey's Landfill in Parsippany--Troy Hills Township, New Jersey, and (ii) Cortese Landfill in the Hamlet of Narrowsburg--Town of Tusten, New York. During 1998, Nicholas entered into a Hardship Buyout Agreement pertaining to the Sharkey Landfill, whereby Nicholas was released from its liability regarding the site in exchange for remitting $300,000 of insurance proceeds and other additional assessments up to $50,000. During 1994, Nicholas agreed to pay $200,000 to the State of New York in final settlement of its share of past costs at the Cortese Landfill. This amount has been paid. Nicholas has requested, but not yet received, release of liability for any subsequent costs related to this site. Under the terms of the acquisition agreement for Nicholas, its former shareholders have agreed to indemnify the Company, to the extent not covered by insurance, for all claims arising from any liability at or related to disposal of waste at these sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SUPR". The following table sets forth the range of high and low sale prices for the Common Stock for the past two years. The prices below may reflect interday trading prices and may include intradealer prices without retail mark up, mark down, or commission and may not reflect actual transactions.

                                                           HIGH         LOW
                                                           ----        -----
1997
First quarter ended March 31, 1997.....................    $24         $17
Second quarter ended June 30, 1997.....................    $23 3/4     $20 1/8
Third quarter ended September 30, 1997.................    $29         $22 3/4
Fourth quarter ended December 31, 1997.................    $29 1/2     $20 7/8
1997
First quarter ended March 31, 1998.....................    $31 7/8     $24 11/16
Second quarter ended June 30, 1998.....................    $33 3/8     $28 1/2
Third quarter ended September 30, 1998.................    $30 3/8     $24 7/8
Fourth quarter ended December 31, 1998.................    $27 1/4     $17 1/4

     At March 1, 1999, there were approximately 1,050 shareholders of record of the Company's common stock and, based on security position listings, the Company believes it has in excess of 6,500 beneficial owners.

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends. In addition, the Company's revolving credit facility prohibits the payment of cash dividends on its Common Stock. It is the Company's intention to retain earnings to finance the expansion of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA.

     The following table presents selected consolidated statement of operations, balance sheet, and other operating data of the Company for the periods presented. The following selected financial and operating data were derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto at December 31, 1997 and 1998 and for the three years in the period ended December 31, 1998 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. All financial data for 1994 through 1998 have been restated and give retroactive effect to reflect the Company's merger with Resource Recovery Transfer & Transportation, Inc. ("R(2)T(2)") completed on June 27, 1997; Alabama Waste Services, Inc. and ACMAR Regional Landfill, Inc. (collectively "AWS") completed on March 31, 1998; South Lake Refuse Service, Inc. and Commercial Refuse, Inc. (collectively "South Lake") completed on August 17, 1998; Gopher Disposal, Inc., Eagle Environmental, Inc., Materials Recovery, Ltd., Newport Properties, and Watson's Rochester Disposal, Inc. (collectively "Gopher") completed on August 26, 1998; Wilson Waste Systems, Inc. ("Wilson") completed on August 31, 1998; PenPac, Inc., Heritage Recycling, Inc., Iorio Carting, Inc., ACS Services, Inc., Recycling Techniques, Inc., Advanced Waste Technologies, Inc., Baray, Inc., and Nicholas Enterprises, Inc. (collectively "PenPac") completed on September 30, 1998; and GeoWaste Incorporated ("GeoWaste") completed on October 30, 1998, and all accounted for using the pooling of interests method except 1995 was not restated to include the accounts and operation of Wilson and periods prior to 1995 have not been restated to include the accounts and operation of R(2)T(2), or Wilson as combined results are not materially different from the results as previously presented.

                                                            YEARS ENDED DECEMBER 31, (1)
                                              --------------------------------------------------------
                                                1994        1995        1996        1997        1998
                                              --------    --------    --------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..................................    $119,395    $145,295    $180,720    $253,241    $319,673
Cost of operations........................      74,375      78,613      99,150     144,377     184,964
Selling, general and administrative
  expenses................................      24,158      26,086      30,416      38,458      40,224
Merger costs (2)..........................          --          --          --       1,035      10,599
Unusual charges (3).......................          --          --          --       2,873          --
Depreciation and amortization.............      14,108      19,691      24,389      32,397      39,121
                                              --------    --------    --------    --------    --------
Operating income from continuing
  operations..............................       6,754      20,905      26,765      34,101      44,765
Interest expense..........................      (3,435)     (4,349)     (2,617)     (3,440)     (3,116)
Other income..............................       2,247       1,675       2,069       1,888         912
                                              --------    --------    --------    --------    --------
Income from continuing operations before
  income taxes............................       5,566      18,231      26,217      32,549      42,561
Income taxes..............................       1,203       6,382       9,814      12,912      22,060
                                              --------    --------    --------    --------    --------
Income from continuing operations.........       4,363      11,849      16,403      19,637      20,501
Income (loss) from discontinued
  operations, net of income tax (4).......      (5,735)       (329)         --          --          --
                                              --------    --------    --------    --------    --------
Net income (loss).........................    $ (1,372)   $ 11,520    $ 16,403    $ 19,637    $ 20,501
                                              ========    ========    ========    ========    ========
Earnings (loss) per share:
     Basic................................    $  (0.07)   $   0.52    $   0.65    $   0.70    $   0.64
                                              ========    ========    ========    ========    ========
     Diluted (5)..........................    $  (0.07)   $   0.51    $   0.64    $   0.69    $   0.63
                                              ========    ========    ========    ========    ========
OTHER OPERATING DATA:
EBITDA (6)................................    $ 20,862    $ 40,596    $ 51,154    $ 66,498    $ 83,886

                                                                    DECEMBER 31,
                                              --------------------------------------------------------
                                                1994        1995        1996        1997        1998
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................    $  4,732    $  8,807    $ 23,657    $ 44,955    $  9,715
Working capital...........................      12,920       7,004      10,956      39,533      13,759
Property and equipment, net...............     104,491     113,393     149,226     251,414     312,497
Total assets..............................     166,676     179,166     256,183     442,855     526,842
Long-term debt, net of current
  maturities..............................      50,456      35,157      18,815      27,215      66,284
Total common shareholders' investment.....      46,981      55,886     133,271     285,384     316,742
------------
(1) All  financial  data for the period  ending on  December  31,  1994 has been restated to reflect separately the results of discontinued operations.
(2) During  1998,  the  Company  incurred  nonrecurring  merger  costs  totaling
    $10,599,000 in connection  with its mergers with TWR, AWS,  PenPac,  Gopher,
    Wilson,  South  Lake and  GeoWaste.  These  mergers  were  accounted  for as poolings  of  interest.  In 1997,  the  Company  completed  its merger  with
    R(2)T(2)  accounted  for as a pooling  of  interest.  The  Company  incurred nonrecurring  merger  costs of  $1,035,000  during  1997 as a result  of the merger with R(2)T(2).
(3) Prior to their acquisition by the Company, AWS and GeoWaste incurred charges classified as unusual. ACMAR Regional Landfill, Inc. negotiated a settlement agreement with the United States  Government  with respect to a "Clean Water
    Act"  violation  in  1993  resulting  in  fines  and  restitutions  totaling
    $1,790,000  and was placed on  probation  for three  years.  This amount was accrued for in the




    December  31, 1997  financial  statements.  As  provided  in the  settlement agreement,  its probation  was  terminated as a result of the payment of the fine and its merger with the Company on March 31,  1998.  Additionally,  AWS incurred legal fees included in selling, general and administrative costs of
    $342,000 during 1997 in connection with this matter.  During 1997,  GeoWaste terminated an existing transfer,  transportation and disposal agreement with the City of St. Augustine.  Due to the termination of the agreement,  assets related  specifically  to the  project  for the City of St.  Augustine  were impaired and the related  expense of $436,000 was  classified  as an unusual charge. Additionally, the Company incurred legal, consulting and other costs to terminate  the  agreement of $647,000  which were  classified  as unusual charges.  These unusual charges amounted to approximately $0.10 per share in
    1997.
(4) Includes estimated losses on disposition of discontinued operations,  net of income taxes of $5,042,000 and $329,000 for 1994 and 1995, respectively.
(5) The  earnings  per share  excluding  the merger  costs and  unusual  charges described  above;  excluding  cumulative  deferred tax  provisions for those companies that were S Corporations prior to acquisition by the Company;  and including  Federal  and State  income  tax  provisions  as if the  Companies reported as C Corporations would be $0.75 in 1997 and $0.96 in 1998.
(6) EBITDA is defined as  operating  income  from  continuing  operations,  plus
    depreciation   and   amortization.   EBITDA  should  not  be  considered  an
    alternative  to  (i)  operating  income  or net  income  (as  determined  in accordance with generally  accepted  accounting  principles  ("GAAP")) as an indicator of the  Company's  operating  performance  or (ii) cash flows from operating activities (as determined in accordance with GAAP) as a measure of operating performance or liquidity. However, the Company has included EBITDA data (which are not a measure of financial  performance  under GAAP) because it  understands  that such data are  commonly  used by certain  investors to evaluate a Company's  performance in the solid waste industry.  Furthermore, the Company  believes that EBITDA data are relevant to an  understanding  of the  Company's  performance  because they reflect the  Company's  ability to generate  cash  flows  sufficient  to  satisfy  its  debt  service,  capital
    expenditure  and  working  capital   requirements.   The  Company  therefore
    interprets  the trends that EBITDA  depicts as one measure of the  Company's operating performance. However, funds depicted by the EBITDA measure may not be available for debt service, capital expenditures,  or working capital due to legal or functional  requirements to conserve funds or other  commitments or  uncertainties.  EBITDA,  as  measured  by  the  Company,  might  not  be
    comparable  to  similarly   titled  measure  reported  by  other  companies.
    Therefore, in evaluating EBITDA data, investors should consider, among other factors:  the non-GAAP nature of EBITDA data;  actual cash flows; the actual availability  of funds for debt service;  capital  expenditures  and working capital;  and the  comparability  of the Company's  EBITDA data to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Superior provides solid waste collection, transfer, transportation, recycling and disposal services to customers in Alabama, Florida, Georgia, Illinois, Michigan, Minnesota, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of which provide additional waste volumes to the Company's landfills and recycling facilities. As of December 31, 1998, solid waste operations consisted of 19 Company owned and operated landfills (including a greenfield landfill), 4 managed third party landfills, 45 solid waste collection operations, 15 recycling facilities and 19 solid waste transfer stations.

     As described more fully below, revenues for the periods presented were comprised of fees received for the following services:
                                                           1996    1997    1998
                                                            ----    ----    ----
Collection..............................................     61%     60%     61%
Disposal................................................     19%     20%     20%
Recycling...............................................      8%      9%      7%
Other integrated waste services.........................     12%     11%     12%
                                                            ----    ----    ----
                                                            100%    100%    100%
                                                            ====    ====    ====

     The Company's strategy for future growth anticipates additional revenue resulting from its acquisition program and continued internal growth. The Company acquired businesses with estimated annualized revenues of more than $140 million in 1998. The percentage of revenue obtained from collection services increased to 61% in 1998 compared to 60% in 1997 due to a greater portion of revenue being generated from collection operations acquired. The Company believes that future operations acquired will move its revenue mix away from recycling and other integrated waste services and more towards solid waste collection and disposal.

     All financial data for 1996, 1997, and 1998 have been restated and give retroactive effect to reflect the Company's (i) June 27, 1997 acquisition of R(2)T(2); (ii) March 31, 1998 acquisition of AWS; (iii) August 17, 1998 acquisition of South Lake; (iv) August 26, 1998 acquisition of Gopher; (v) August 31, 1998 acquisition of Wilson; (vi) September 30, 1998 acquisition of PenPac; and (vii) October 30, 1998 acquisition of GeoWaste in transactions accounted for as pooling of interests.

RESULTS OF OPERATIONS

     The information below reflects pro forma net income which includes federal and state income tax provisions for 1997 and 1998 as if AWS, Gopher and PenPac had been taxable entities, and excludes the cumulative deferred tax provision for AWS, Gopher and PenPac which were Subchapter S Corporations prior to their acquisition. Adjusted net income excludes merger costs incurred in connection with accounted for as poolings of interest, as well as unusual charges incurred during 1997 related to the termination of an agreement and settlement of a Clean Water Act dispute with the United States Government. See Note #3 "Mergers and Acquisitions" in the Notes to Consolidated Financial Statements for more detailed explanations of these costs.

                                                                      SUMMARY FINANCIAL DATA
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1997        PER                   PER
                                                            (RESTATED)    SHARE       1998      SHARE
                                                            ----------    ------    --------    ------
Revenue.................................................     $253,241         --    $319,673        --
Net Income, as reported.................................     $ 19,637     $ 0.69    $ 20,501    $ 0.63
Pro forma adjustments:
  Adjustment for income taxes...........................       (1,324)     (0.05)       (620)    (0.02)
                                                             --------     ------    --------    ------
Pro forma net income....................................       18,313       0.64      19,881      0.61
Adjustments:
  Adjustment for deferred income taxes..................           --         --       2,686      0.08
  Merger costs, net of tax..............................          762       0.03       8,681      0.27
  Unusual charges, net of tax...........................        2,258       0.08          --        --
                                                             --------     ------    --------    ------
Adjusted net income, exclusive of merger costs, unusual
  charges and cumulative deferred tax provisions........     $ 21,333     $ 0.75    $ 31,248    $ 0.96
                                                             ========     ======    ========    ======

  Overview

     In 1998, revenues increased 26.2% to $319.7 million compared to $253.2 million in 1997. Income from operations increased 31.3% to $44.8 million in 1998 from $34.1 million in 1997. Diluted earnings per share decreased 8.7% to $0.63 for 1998 from $0.69 per share for 1997. Diluted earnings per share excluding the effect of merger costs, nonrecurring items and the cumulative effect of deferred tax adjustments increased 28.0% to $0.96 per share in 1998 from $0.75 per share in 1997. The weighted average of common and common equivalent shares outstanding was 32.6 million for 1998 and 28.4 million for 1997.

     The following table sets forth for the years indicated the percentage of revenues represented by the individual line items reflected in the Company's consolidated statements of operations:

                                                                                     PERIOD-TO-PERIOD
                                                     PERCENTAGE RELATIONSHIP TO     CHANGE YEARS ENDED
                                                           TOTAL REVENUES              DECEMBER 31,
                                                      YEARS ENDED DECEMBER 31,     --------------------
                                                     --------------------------    1997 VS.    1998 VS.
                                                      1996      1997      1998       1996        1997
                                                     ------    ------    ------    --------    --------
Revenues.........................................    100.0%    100.0%    100.0%     40.1 %      26.2 %
Cost of operations...............................      54.9      57.0      57.9     45.6 %      28.1 %
Selling, general and administrative expenses.....      16.8      15.2      12.6     26.4 %       4.6 %
Merger costs.....................................        --       0.4       3.3        N/A*        N/M**
Unusual charges..................................        --       1.1        --        N/A*        N/A*
Depreciation and amortization....................      13.5      12.8      12.2     32.8 %      20.8 %
                                                     ------    ------    ------     ------     -------
Operating income.................................      14.8      13.5      14.0     27.4 %      31.3 %
Interest expense.................................     (1.4)     (1.3)     (1.0)     31.4 %      (9.4)%
Other income.....................................       1.1       0.7       0.3     (8.7)%     (51.7)%
                                                     ------    ------    ------     ------     -------
Income from operations before income taxes.......      14.5      12.9      13.3     24.2 %      30.8 %
Income taxes.....................................       5.4       5.1       6.9     31.6 %      70.8 %
                                                     ------    ------    ------     ------     -------
Income from operations...........................      9.1%      7.8%      6.4%     19.7 %       4.4 %
                                                     ======    ======    ======     ======     =======

------------
 * N/A not applicable
** N/M not meaningful

  Revenues

     Revenues increased approximately $66.5 million, or 26.2%, to $319.7 million in 1998 from $253.2 million in 1997 due primarily to the impact of operations acquired which were accounted for under the purchase method of accounting. During 1998, the Company acquired or merged with 31 businesses with estimated annualized revenues of approximately $140 million. The Company expects its revenues and income from operations to increase in 1999 in comparison to those reported historically due to the inclusion of a full year of revenue and income in 1999 from these acquired businesses, as well as a result of its ongoing acquisition program. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed of at the Company's landfills. Internal growth from sales activities increased approximately 6% over 1997 primarily due to increased volumes. Daily disposal volume at the Company's landfills rose to an average of approximately 15,100 tons per day in 1998 compared to an average of 11,500 tons per day in 1997, as restated. The Company expects to continue to increase disposal volumes in 1999 due primarily to the inclusion of a full year of disposal income from landfills acquired during 1998 and continued internal sales growth activities.

     Revenues increased approximately $72.5 million, or 40.1%, to $253.2 million in 1997 from $180.7 million in 1996 due primarily to the impact of operations acquired which were accounted for under the purchase method of accounting. During 1997, the Company acquired or merged with 26 businesses with estimated annualized revenues of approximately $75 million. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills. Internal growth from sales activities increased 5% over 1996, exclusive of the impact of an increase in recyclable commodity prices which caused an approximately 1% increase in total revenues compared to the previous year. Daily disposal volume at the Company's landfills rose to an average of approximately 11,500 tons per day in 1997 compared to an average of approximately 8,300 tons per day in 1996, as restated. The higher landfill volume was predominantly the result of waste received at disposal sites acquired, as well as increased volumes of special waste streams from the Company's project-driven other integrated waste services.

  Cost of Operations

     Cost of operations increased $40.6 million, or 28.1%, for 1998 compared to 1997. As a percentage of revenues, cost of operations increased to 57.9% from 57.0% in 1997. The slight increase in cost of operations as a percentage of revenues was due to a higher relative percentage of business recognized from collection operations (which typically have higher costs of operations as a percentage of revenues than disposal operations). Changes in this trend are dependent on the timing and mix of potential future business acquisitions, the ability to internalize waste streams from new and planned transfer stations, and the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired.

     Cost of operations increased $45.2 million, or 45.6%, for 1997 compared to 1996. As a percentage of revenues in 1997, cost of operations increased to 57.0% compared to 54.9% in 1996. The increase in cost of operations as a percentage of revenues was due to the higher relative percentage of non-integrated collection revenues from businesses acquired resulting in a lower overall percentage of waste collected by the Company which is disposed of at its own facilities. The increase in the cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new operations acquired.

  Merger Costs

     The Company incurred nonrecurring merger costs of approximately $10.6 million during 1998 compared to $1.0 million in 1997, as a result of the mergers completed with TWR, AWS, South Lake, Gopher, Wilson, PenPac and GeoWaste during 1998. The one-time merger costs included severance and bonuses, professional fees and other related merger costs. As of December 31, 1998, $6.7 million of the merger costs had been paid with the remaining $3.9 million to be paid during 1999.

  Unusual Charges

     There were no unusual charges incurred in 1998 compared to $2.9 million incurred in 1997. During 1997, prior to the merger with the Company, GeoWaste terminated an existing transfer, transportation, and disposal agreement. Unusual charges of $1.1 million were recognized related to assets which were impaired as a result as well as costs incurred to terminate the agreement. Also during 1997, AWS recognized $1.8 million in an unusual charge related to settlement of a Clean Water Act dispute with the United States Government, prior to its merger with the Company.

  Selling, General and Administrative Expense ("SG&A")

     SG&A increased $1.8 million, or 4.6%, for 1998 compared to 1997. As a percentage of revenues, SG&A decreased to 12.6% in 1998 from 15.2% in 1997. The percentage decline in SG&A was primarily due to the significant increase in revenues acquired without a corresponding increase in SG&A support functions, particularly at the headquarters. This trend is expected to continue in 1999 as the Company continues to pursue further SG&A efficiencies. While SG&A decreased as a percentage of revenues, the actual dollars spent to support SG&A functions increased primarily due to increased costs for personnel necessary to support service to new customers, including those associated with the operations acquired.

     SG&A increased $8.0 million, or 26.4%, for 1997 compared to 1996. As a percentage of revenues, SG&A decreased to 15.2% in 1997 from 16.8% in 1996. The percentage decline in SG&A was due to the significant increase in disposal revenues without a corresponding increase in SG&A support functions. While SG&A decreased as a percentage of revenues, the actual dollars increased primarily due to increased costs for personnel necessary to support the Company's acquisition program and to service new customers, including those associated with the operations acquired and increased expenditures for 6 additional market development personnel.

  Depreciation and Amortization

     Depreciation and amortization increased $6.7 million, or 20.8%, for 1998 compared to 1997 primarily as a result of increased depreciation costs of the additional assets and businesses acquired, increased landfill depletion costs, and increased goodwill amortization as a result of acquisitions completed during 1998. As a percentage of revenues, depreciation, and amortization decreased to 12.2% in 1998 compared to 12.8% in 1997 reflecting the change in revenue mix towards collection operations which typically reflect lower depreciation as a percentage of revenue as well as lower relative depletion rates at the landfills resulting from better compaction rates. Changes in this trend are dependent on the timing and mix of potential future business acquisitions and the seasonality of the Company's operations. See "Seasonality".

     Depreciation and amortization increased $8.0 million, or 32.8%, for 1997 compared to 1996, primarily as a result of increased depreciation costs of the additional assets and businesses acquired, increased landfill depletion costs, and increased goodwill amortization as a result of acquisitions completed during 1997. As a percentage of revenues, depreciation and amortization decreased to 12.8% in 1997 compared to 13.5% in 1996 reflecting lower relative depletion rates at the landfills resulting from better compaction rates.

  Interest Expense

     Gross interest expense (exclusive of interest income) decreased $324,000, or 9.4%, for 1998 compared to 1997. Interest expense in 1998 was lower because indebtedness was repaid in September 1997 through the use of proceeds from the Company's September 1997 follow-on offering. Interest expense as a percentage of revenues was 1.0% in 1998 and 1.3% in 1997. Interest of $712,000 was capitalized during 1998 related to landfills under development.

     Interest expense increased $823,000, or 31.4%, for 1997 compared to 1996. Interest expense as a percentage of revenues was 1.3% in 1997 compared to 1.4% in 1996. The increase in interest expense was due to the application of a portion of the net proceeds from the Company's September 1997 follow-on offering later in 1997 compared to the application of a portion of the net proceeds from the Company's March 1996 initial public offering to repay indebtedness earlier in 1996. Interest of $1.0 million was capitalized during 1997 related to landfills under development.

  Income Taxes

     The Company's effective tax rate increased to 51.8% for 1998 compared to 39.7% in 1997 and 37.4% in 1996. The increase in the effective tax rate in 1998 is due to the $2.4 million tax effect of non-deductible merger costs associated with businesses acquired and the $2.7 million tax effect of the cumulative deferred tax provision associated with the termination of S Corporation elections of merged companies. As indicated in the pro forma provision for income taxes, income tax would have been $1,324,000 higher in 1997 and $620,000 higher in 1998 had AWS, South Lake Refuse Service, Inc., Gopher and PenPac (the Pooled Entities) been C Corporations. Exclusive of these nondeductible charges and cumulative deferred tax provision, and including the pro forma tax expense of the pooled entities, the Company's effective tax rate would be 43.7% and 41.3% in 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet at December 31, 1998 reflected approximately $9.7 million in cash and cash equivalents compared to $45.0 million at December 31, 1997. Pending specific application, the Company has invested the unused cash in short-term interest bearing securities. At December 31, 1998, the Company had $62.1 million outstanding borrowings and approximately $3.9 million in letters of credit outstanding under its $275 million revolving credit facility. At December 31, 1998, the ratio of the Company's long-term debt to total capitalization was 17.3% compared to 8.7% at December 31, 1997. The increase was attributable to the increase in the use of debt during 1998 to fund the Company's growth through acquisitions.

     The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal and collection operations. During 1998, exclusive of pooled company acquisitions, the Company acquired 22 businesses, including four operational landfills, which were accounted for as purchases. Consideration for these acquisitions was $71.4 million in cash (net of cash acquired), $10.8 million in future payments or notes payable, and 148,348 shares of Common Stock. In addition, 63,041 shares were issued in payment of debt of entities acquired in 1998. Also during 1998, as a result of final valuations pertaining to previous acquisitions, $4.4 million in cash was paid and 194,000 shares of common stock were issued. Although there can be no assurance that the Company will be able to successfully continue its acquisition program at the same pace as in 1998, the Company intends to fund any such future acquisitions through the use of cash, assumption of indebtedness, future royalties and/or capital stock. The cash required to fund any future acquisitions will likely be provided from one or more of the following sources: existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility. $209.0 million of the $275 million facility was available at December 31, 1998. The revolving credit facility requires the Company to maintain certain financial ratios and satisfy other requirements, including a prohibition on the payment of cash dividends. Availability under this facility is based on the Company's cash flow and leverage. Interest is payable monthly based on the agent bank's base rate or quarterly based on a Eurodollar borrowing rate, depending upon how advances are drawn, plus a margin. The facility matures in September 2003.

     Capital expenditures for 1999 currently are expected to be approximately $55 million compared to $52.9 million in 1998. These amounts are primarily allocated to continued spending for landfill expansions. The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional landfill disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities, or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

     The Company also has material financial obligations relating to closure and post-closure costs or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1998, the Company estimated the total costs (on a current dollar as opposed to a discounted present value basis) to be approximately $160 million for final closure of its operating facilities and post closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure), as well as ongoing remediation. At December 31, 1998, the Company had accrued $50.9 million for such projected costs. The Company will provide additional accruals based on engineering estimates of consumption of permitted landfill airspace over the useful lives of its landfills.

     Net cash  provided  by  operations  for the year ended  December  31,  1998 increased to $51.2 million from $47.6 million during 1997. The increase was primarily due to the increase in depreciation and amortization, a noncash expense, of $6.7 million between 1997 and 1998. These increases were offset by the $4.7 million decrease in accounts payable and accrued expenses as well as the increase in accounts receivable of $2.2 million attributable to the increased sales volume from operations acquired.

     Net cash used in investing activities for the year ended December 31, 1998 decreased to $120.3 million from $148.6 million for the year ended December 31, 1997. The decrease was primarily due to $75.8 million of net cash payments for businesses acquired compared to $113.8 million in 1997. Purchases of property and equipment increased $14.8 million to $52.9 million for 1998, primarily due to landfill expansions.

     Net cash provided by financing activities in the year ended December 31, 1998 totaled $33.9 million compared to $122.4 million in the year ended December 31, 1997. This decrease reflected the receipt of $116.7 million in net proceeds from the follow-on offering of the Company's stock in September 1997 with no corresponding proceeds during 1998.

QUARTERLY RESULTS

     The following table presents the Company's unaudited consolidated quarterly results and the percentages of revenues represented by the individual line items reflected in the Company's consolidated statements of operations for each of the four quarters in the years ended December 31, 1998 and December 31, 1997, all restated to give retroactive effect to the Company's acquisitions during the periods which were accounted for as poolings of interests. This information has been presented on the same basis as the Company's audited consolidated financial statements and, in the Company's opinion, contains all necessary adjustments (consisting only of normal recurring accruals) to present fairly the Company's unaudited quarterly results when read in conjunction with the Company's audited consolidated financial statements and notes thereto. These interim operating results, however, are not necessarily indicative of the Company's results for any future period.

                                                                      THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------
                                           MARCH 31,            JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                             1998                 1998                 1998                 1998
                                        ---------------      ---------------      ---------------      ---------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................  $68,163   100.0%     $81,462   100.0%     $84,255   100.0%     $85,793   100.0%
Expenses:
  Cost of operations..................   39,879    58.5       46,825    57.5       48,086    57.1       50,174    58.5
  Selling general and administrative
    expenses..........................   10,007    14.6        9,667    11.9       10,213    12.1       10,337    12.0
  Merger costs........................    1,543     2.3          315     0.4        5,595     6.6        3,146     3.7
  Depreciation and amortization.......    9,338    13.7        9,977    12.2        9,661    11.5       10,145    11.8
                                        -------   -----      -------   -----      -------   -----      -------   -----
Operating income......................    7,396    10.9       14,678    18.0       10,700    12.7       11,991    14.0
Other income:
  Interest expense....................     (928)   (1.4)        (815)   (1.0)        (554)   (0.7)        (819)   (1.0)
  Other income (expense), net.........      538     0.8          460     0.6          (56)     --          (30)     --
                                        -------   -----      -------   -----      -------   -----      -------   -----
  Income before income taxes..........    7,006    10.3       14,323    17.6       10,090    12.0       11,142    13.0
  Income taxes........................    3,687     5.4        5,676     7.0        7,267     8.6        5,430     6.3
                                        -------   -----      -------   -----      -------   -----      -------   -----
Net income............................  $ 3,319     4.9%     $ 8,647    10.6%     $ 2,823     3.4%     $ 5,712     6.7%
                                        =======              =======              =======              =======
Earnings per share:
      Basic...........................  $  0.10              $  0.27              $  0.09              $  0.18
                                        =======              =======              =======              =======
      Diluted.........................  $  0.10              $  0.26              $  0.09              $  0.18
                                        =======              =======              =======              =======
Adjusted:
  Net income, as adjusted(1)..........  $ 5,041              $ 8,552              $ 9,300              $ 8,355
                                        =======              =======              =======              =======
  Earnings per share, as adjusted--
    diluted(1)........................  $  0.16              $  0.26              $  0.28              $  0.26
                                        =======              =======              =======              =======



                                                                      THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------
                                           MARCH 31,            JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                             1997                 1997                 1997                 1997
                                        ---------------      ---------------      ---------------      ---------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................   47,935   100.0       63,882   100.0       71,684   100.0       69,740   100.0
Expenses:
  Cost of operations..................   26,962    56.2       36,235    56.7       41,215    57.5       39,965    57.3
  Selling, general and administrative
    expenses..........................    8,652    18.0        9,686    15.2        9,547    13.3       10,573    15.1
  Merger costs........................       --      --        1,035     1.6           --      --           --      --
  Unusual charges.....................    1,083     2.3           --      --           --                1,790     2.6
  Depreciation and amortization.......    6,554    13.7        7,698    12.1        9,171    12.8        8,974    12.9
                                        -------   -----      -------   -----      -------   -----      -------   -----
Operating income......................    4,684     9.8        9,228    14.4       11,751    16.4        8,438    12.1
Other income:
  Interest expense....................     (668)   (1.4)        (899)   (1.4)      (1,081)   (1.5)        (792)   (1.1)
  Other income (expense), net.........      379     0.8          (28)     --          538     0.8          999     1.4
                                        -------   -----      -------   -----      -------   -----      -------   -----
  Income before income taxes..........    4,395     9.2        8,301    13.0       11,208    15.6        8,645    12.4
  Income taxes........................    1,720     3.6        3,029     4.7        4,038     5.6        4,125     5.9
                                        -------   -----      -------   -----      -------   -----      -------   -----
Net income............................  $ 2,675     5.6%     $ 5,272     8.3%     $ 7,170    10.0%     $ 4,520     6.5%
                                        =======              =======              =======              =======
Earnings per share:
  Basic...............................  $  0.10              $  0.20              $  0.26              $  0.15
                                        =======              =======              =======              =======
  Diluted.............................  $  0.10              $  0.19              $  0.26              $  0.14
                                        =======              =======              =======              =======
Adjusted:
  Net income, as adjusted(1)..........  $ 3,176              $ 5,478              $ 6,559              $ 6,120
                                        =======              =======              =======              =======
  Earnings per share, as adjusted--
    diluted(1)........................  $  0.12              $  0.20              $  0.24              $  0.19
                                        =======              =======              =======              =======


------------
(1) Adjusted  financial  information  is  presented  to  reflect  net income and earnings per share exclusive of merger costs and unusual charges incurred in connection  with  acquisitions  accounted  for as poolings  of interest  and
    cumulative   deferred  tax  provisions  for  those  companies  that  were  S
    Corporations  prior to acquisition by the Company.  Net income, as adjusted, includes  federal  and  state  income  tax  provisions  as if the  companies reported as C Corporations.


SEASONALITY

     The Company's results of operations tend to vary seasonally, with the first quarter of the year typically generating the least amount of revenues, and with revenues higher in the second and third quarters, followed by a decline in the fourth quarter. This seasonality reflects the lower volume of waste, as well as decreased revenues from project-based and other integrated waste services during the fall and winter months, as well as the operating difficulties experienced during the protracted periods of cold and inclement weather typically experienced during the winter in the Upper Midwest. In 1998, revenues increased during the fourth quarter compared to the third quarter due to the revenues recognized from operations acquired by the Company at the end of the third and the beginning of the fourth quarters, thereby partially offsetting the typical effects of seasonality. Also, certain operating and other fixed costs remain relatively constant throughout the calendar year, resulting in a similar seasonality of operating income.

YEAR 2000 INITIATIVE

     The Company is conducting a comprehensive review to ensure that all internal computer systems and equipment are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment related systems) and the systems acquired or to be acquired by the Company from third parties;

(ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems;
(iv) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed its inventory phase of this plan and is actively engaged in completing the remaining phases. The Company currently expects to complete all phases of this plan and that all computer systems will be Year 2000 complaint before August 31, 1999.

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

     The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to influence. The Company has made the assumption that government agencies, utility companies and national telecommunication providers will continue to operate. Obviously, the lack of such services could have a material impact on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services if they are unavailable. Additionally, the Company believes that disruptions in the economy generally resulting from Year 2000 issues could have a material adverse impact on the Company. The Company could be subject to litigation for computer system failures such as equipment shutdown or failure to properly update business records. Other potential consequences include the inability to accurately and timely update customers' accounts, process financial transactions, bill customers, report accurate data to management, shareholders, customers, and others as well as business interruptions and financial losses. The amount of potential liability or loss of revenue to the Company cannot be reasonably estimated at this time.

     The Company intends to develop contingency plans within the second quarter of 1999 to address Year 2000 problems. The Company believes that this is an appropriate time frame for developing these contingency plans and that efforts prior to that time should be focused on the remediation and testing phases of the Company's Year 2000 readiness plan.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 to fully execute its Year 2000 initiative. Through December 31, 1998, the Company has spent approximately $35,000 in connection with Year 2000 issues. All Year 2000 expenditures are made from the Information Systems department budget. The percentage of the Information Systems budget during 1999 expected to be used for Year 2000 remediation is less than 10%. No Information Systems projects have been deferred due to Year 2000 efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risks, primarily related to changes in U.S. interest rates and, to a lesser extent, recyclable prices. The Company does not engage in financial transactions for trading or speculative purposes.

INTEREST RATE RISK

     The interest payable on the Company's Credit Facility is affected by changes in market interest rates. As of December 31, 1998, the Company had $62,100,000 outstanding under the Credit Facility. Based on borrowings during 1996 through 1998, a 5% increase or decrease in the average cost of the Company's Credit Facility debt would not be material. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

RECYCLABLE PRICES

     The Company is exposed to fluctuations in market prices for recyclable materials. The Company manages its exposure to changes in those prices primarily through the terms of its wastepaper purchase agreement limiting the impact to the difference between the market price and the minimum floor resale price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Superior Services, Inc.

     We have audited the accompanying consolidated balance sheets of Superior Services, Inc. (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' investment, and cash flows for the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of GeoWaste Incorporated (GeoWaste), a wholly owned subsidiary, as of December 31, 1997 and for the two years then ended, which statements reflect total assets of $32,108,899 as of December 31, 1997, and total revenues of $19,396,772 and $13,702,708 for the years ended December 31, 1996 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to data included for GeoWaste, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 5, 1999

           REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT AUDITORS

The Board of Directors
GeoWaste Incorporated:

     We have audited the accompanying consolidated balance sheet of GeoWaste Incorporated and Subsidiaries as of December 31, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 (such financial statements are not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoWaste Incorporated and Subsidiaries as of December 31, 1997, and the results of its operations and cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                          PricewaterhouseCoopers LLP

Jacksonville, Florida
March 24, 1998

                             SUPERIOR SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1997         1998
                                                                ---------    ---------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE AND PER SHARE
                                                                       AMOUNTS)
ASSETS
Current assets:
     Cash and cash equivalents..............................    $ 44,955     $  9,715
     Trade accounts receivable..............................      41,921       58,122
     Prepaid expenses and other current assets..............       6,878        5,607
                                                                --------     --------
Total current assets........................................      93,754       73,444
Property and equipment, net.................................     251,414      312,497
Restricted funds held in trust..............................       7,714        1,149
Other assets................................................       4,782        5,529
Intangible assets, net......................................      85,191      134,223
                                                                --------     --------
          Total assets......................................    $442,855     $526,842
                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
     Current maturities of long-term debt...................    $  9,820     $  5,194
     Trade accounts payable.................................      15,543       18,069
     Accrued payroll and related expenses...................       5,150        4,584
     Other accrued expenses.................................      23,708       31,838
                                                                --------     --------
          Total current liabilities.........................      54,221       59,685
Long-term debt, net of current maturities...................      27,215       66,284
Disposal site closure and long-term care obligation.........      43,329       48,289
Deferred income taxes.......................................      18,858       23,865
Other liabilities...........................................      13,848       11,977
Commitments and contingencies (Note 10) Shareholders' investment:
     Common stock, $.01 par value; 100,000,000 shares
      authorized; 31,438,730 and 32,202,297 issued and
      outstanding in 1997 and 1998, respectively............         315          322
     Additional paid-in capital.............................     236,391      249,023
     Retained earnings......................................      48,678       67,397
                                                                --------     --------
          Total shareholders' investment....................     285,384      316,742
                                                                --------     --------
          Total liabilities and shareholders' investment....    $442,855     $526,842
                                                                ========     ========

   The accompanying notes are an integral part of these financial statements.

                             SUPERIOR SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1996        1997        1998
                                                                --------    --------    --------
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                     AND PER SHARE AMOUNTS)
Revenues....................................................    $180,720    $253,241    $319,673
Expenses:
     Cost of operations.....................................      99,150     144,377     184,964
     Selling, general and administrative expenses...........      30,416      38,458      40,224
     Merger costs...........................................          --       1,035      10,599
     Unusual charges........................................          --       2,873          --
     Depreciation and amortization..........................      24,389      32,397      39,121
                                                                --------    --------    --------
                                                                 153,955     219,140     274,908
                                                                --------    --------    --------
Operating income............................................      26,765      34,101      44,765
Other income (expense):
     Interest expense.......................................      (2,617)     (3,440)     (3,116)
     Other income...........................................       2,069       1,888         912
                                                                --------    --------    --------
Income before income taxes..................................      26,217      32,549      42,561
Provision for income taxes..................................       9,814      12,912      22,060
                                                                --------    --------    --------
Net income..................................................    $ 16,403    $ 19,637    $ 20,501
                                                                ========    ========    ========
Earnings per share:
     Basic..................................................    $    .65    $    .70    $    .64
                                                                ========    ========    ========
     Diluted................................................    $    .64    $    .69    $    .63
                                                                ========    ========    ========
Pro forma adjustments:
     Net income.............................................    $ 16,403    $ 19,637    $ 20,501
     Adjustment for income taxes............................       1,387       1,324         620
                                                                --------    --------    --------
Pro forma net income........................................    $ 15,016    $ 18,313    $ 19,881
                                                                ========    ========    ========
Pro forma earnings per share:
     Basic..................................................    $    .60    $    .66    $    .62
                                                                ========    ========    ========
     Diluted................................................    $    .59    $    .64    $    .61
                                                                ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             SUPERIOR SERVICES, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                    COMMON STOCK        ADDITIONAL
                                                --------------------     PAID-IN      RETAINED
                                                  SHARES      AMOUNT     CAPITAL      EARNINGS     TOTAL
                                                ----------    ------    ----------    --------    --------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1995................    18,847,457     $189      $ 37,922     $17,774     $ 55,885
     Net income.............................            --       --            --      16,403       16,403
     Issuance of common stock:
       Shares sold to public, net of
          offering costs....................     3,532,500       35        37,195          --       37,230
       Acquisitions.........................       114,381        1         8,423          --        8,424
       Conversion of preferred stock........     3,317,890       33        14,967          --       15,000
       Stock options........................       169,863        2         1,520          --        1,522
       Contributions to former S Corporation
          shareholders, net.................            --       --            76      (1,996)      (1,920)
       Tax benefit of stock options.........            --       --           625          --          625
       Other................................       111,156        1           666        (564)         103
                                                ----------     ----      --------     -------     --------
Balance at December 31, 1996................    26,093,247      261       101,394      31,617      133,272
     Net income.............................            --       --            --      19,637       19,637
     Issuance of common stock:
       Shares sold to public, net of
          offering costs....................     4,403,500       44       116,684          --      116,728
       Acquisitions.........................       467,142        5        11,006          --       11,011
       Payment of debt......................        59,114        1         1,278          --        1,279
       Stock options........................       415,727        4         3,513          --        3,517
       Contributions to former S Corporation
          shareholders, net.................            --       --            94      (2,575)      (2,481)
       Tax benefit of stock options.........            --       --         2,141          --        2,141
       Other................................            --       --           281          (1)         280
                                                ----------     ----      --------     -------     --------
Balance at December 31, 1997................    31,438,730      315       236,391      48,678      285,384
     Net income.............................            --       --            --      20,501       20,501
     Issuance of common stock:
       Acquisitions.........................       342,348        3         9,423          --        9,426
       Payment of debt......................        63,041        1         1,635          --        1,636
       Stock options........................       208,178        3         1,722          --        1,725
       Distributions to former S Corporation
          shareholders, net.................            --       --          (339)     (2,074)      (2,413)
       Other................................       150,000       --           191         292          483
                                                ----------     ----      --------     -------     --------
Balance at December 31, 1998................    32,202,297     $322      $249,023     $67,397     $316,742
                                                ==========     ====      ========     =======     ========

   The accompanying notes are an integral part of these financial statements.

                             SUPERIOR SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1996        1997         1998
                                                                --------    ---------    ---------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................    $ 16,403    $  19,637    $  20,501
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization..........................      24,389       32,397       39,121
     Deferred income taxes..................................        (358)       1,153        4,858
     Loss (gain) on sale of assets..........................        (504)         181         (389)
     Change in operating assets and liabilities, net of
   effects of  acquired businesses:
          Accounts receivable...............................      (3,390)     (12,519)     (14,764)
          Prepaid expenses and other current assets.........       1,090       (2,413)         781
          Accounts payable and accrued expenses.............       3,339        7,598        2,912
          Disposal site closure and long-term care
            obligation......................................       2,737          462        1,927
          Other.............................................       2,120        1,053       (3,764)
                                                                --------    ---------    ---------
Net cash provided by operating activities...................      45,826       47,549       51,183
INVESTING ACTIVITIES
Acquisition of businesses and landfills under development,
  net of cash acquired......................................     (24,986)    (113,779)     (75,760)
Purchases of property and equipment.........................     (26,768)     (38,085)     (52,888)
Proceeds from sale of discontinued operations...............         562           --           --
Proceeds from sale of property and equipment................       1,729        2,409        1,807
Decrease in restricted funds held in trust..................         172          850        6,565
                                                                --------    ---------    ---------
Net cash used in investing activities.......................     (49,291)    (148,605)    (120,276)
FINANCING ACTIVITIES
Net decrease in short-term borrowings.......................          --       (2,259)      (4,626)
Net proceeds from public stock offering.....................      37,230      116,728           --
Issuance of stock under employee stock plans................       1,522        3,517        1,725
Proceeds from long-term debt................................       8,951       24,658       82,715
Payments of long-term debt..................................     (27,468)     (17,809)     (43,548)
Distributions to former S Corporation shareholders, net.....      (1,920)      (2,481)      (2,413)
                                                                --------    ---------    ---------
Net cash provided by financing activities...................      18,315      122,354       33,853
                                                                --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........      14,850       21,298      (35,240)
Cash and cash equivalents at beginning of year..............       8,807       23,657       44,955
                                                                --------    ---------    ---------
Cash and cash equivalents at end of year....................    $ 23,657    $  44,955    $   9,715
                                                                ========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                             SUPERIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. ORGANIZATION AND BASIS OF PRESENTATION

     Superior Services, Inc. (Superior or the Company) is an integrated waste management services company providing a range of collection, transfer, transportation, disposal and recycling services to generators of solid waste and special waste in Alabama, Florida, Georgia, Illinois, Michigan, Minnesota, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia and Wisconsin.

     The Company has restated its previously issued financial statements for the years ended December 31, 1996 and 1997 and its consolidated balance sheet as of December 31, 1997 to reflect the acquisition of TWR, Inc. (TWR), completed on March 1, 1998; Alabama Waste Services, Inc. and ACMAR Regional Landfill, Inc. (collectively, AWS), completed on March 31, 1998; South Lake Refuse Service, Inc. and Commercial Refuse, Inc. (collectively, South Lake), completed on August 17, 1998; Gopher Disposal, Inc., Eagle Environmental, Inc., Materials Recovery, Ltd., Newport Properties, and Watson's Rochester Disposal, Inc. (collectively, Gopher), completed on August 26, 1998; Wilson Waste Systems, Inc. (Wilson), completed on August 31, 1998; PenPac, Inc., Heritage Recycling, Inc., Iorio Carting, Inc., ACS Services, Inc., Recycling Techniques, Inc., Advanced Waste Technologies, Inc., Baray, Inc., and Nicholas Enterprises, Inc. (collectively, PenPac), completed on September 30, 1998; and GeoWaste Incorporated (GeoWaste), completed on October 30, 1998, all of which were accounted for using the pooling of interests method. Prior to their merger, AWS, South Lake Refuse Service, Inc., and a substantial number of companies comprising Gopher and PenPac had each elected S Corporation status for income tax purposes. Accordingly, the individual income statements of these entities did not include provisions for income taxes. Pro forma provisions for income taxes are presented for the years ended December 31, 1996, 1997 and 1998 and have been computed as if AWS, South Lake Refuse Service, Inc., Gopher and PenPac had been C Corporations during all periods presented.

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

     The Company grants credit to the majority of its customers. Potential loss amounts associated with the granting of credit are included in management's estimate of the allowance for doubtful accounts, which totals $2,524,000 and $2,639,000 at December 31, 1997 and 1998, respectively. It is not the policy of the Company to require collateral from its customers in order to obtain credit.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the respective assets.

     Landfill costs, including engineering and other professional fees, are amortized using the units-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This determination is performed by conducting annual topographic surveys, using aerial and field survey techniques of the Company's landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company's

                             SUPERIOR SERVICES, INC.

2. ACCOUNTING POLICIES AND SELECTED BALANCE SHEET INFORMATION--(CONTINUED) consulting engineers, the Company's internal engineering staff and its accounting staff. The reevaluation process did not significantly impact results of operations for any year presented.

     Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the Company determines that the facility cannot be developed, these costs are charged to expense.

  Intangible Assets

     Intangible assets primarily consist of goodwill, customer lists and covenants not to compete acquired in business acquisitions. Goodwill is being amortized over a 15- to 40-year period. Customer lists are being amortized over 5- to 10-year periods. Covenants not to compete are being amortized over 3- to 10-year periods. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the asset and make appropriate adjustments.

     Intangible assets consist of the following:

                                                            DECEMBER 31
                                                        -------------------
                                                         1997        1998
                                                        -------    --------
                                                          (IN THOUSANDS)
Goodwill............................................    $86,416    $138,554
Customer lists......................................      2,077       2,997
Covenants not to compete............................      5,791       6,186
Other...............................................      2,327       2,804
                                                        -------    --------
                                                         96,611     150,541
Less accumulated amortization.......................     11,420      16,318
                                                        -------    --------
                                                        $85,191    $134,223
                                                        =======    ========

  Other Accrued Expenses

     Other accrued expenses consist of the following:

                                                            DECEMBER 31
                                                         ------------------
                                                          1997       1998
                                                         -------    -------
                                                           (IN THOUSANDS)
Acquisition payments due.............................    $ 6,059    $ 5,279
Real estate and personal property taxes..............      1,126      1,471
Accrued environmental surcharges.....................      1,825      1,932
Liabilities for covenants not-to-compete.............      2,279        234
Deferred revenue.....................................      6,829      9,329
Insurance............................................      1,923      3,095
Litigation settlement costs..........................      1,790         --
Income taxes payable.................................         --      1,791
Accrued merger costs.................................         --      3,880
Closure liability....................................         --      2,601
Other................................................      1,877      2,226
                                                         -------    -------
                                                         $23,708    $31,838
                                                         =======    =======

                             SUPERIOR SERVICES, INC.

2. ACCOUNTING POLICIES AND SELECTED BALANCE SHEET INFORMATION--(CONTINUED) Disposal Site Closure and Long-Term Care

     The Company has material financial obligations relating to closure and post-closure costs (long-term care) or remediation of disposal facilities it operates or for which it is or may become responsible. While the precise amounts of these future obligations cannot be determined, at December 31, 1998, the Company estimates the total costs to be approximately $160 million for remediation, final closure of its current operating facilities and post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure). The Company's estimate of these costs is expressed in current dollars and is not discounted to reflect anticipated timing of future expenditures. The Company had accrued approximately $43,329,000 and $50,890,000 for such projected costs at December 31, 1997 and 1998, respectively. As of December 31, 1998, $2,601,000 is included in other accrued expenses, representing the current portion of this liability. The Company will provide additional accruals based on engineering estimates of consumption of airspace over the useful lives of the facilities.

     Restricted funds held in trust at December 31, 1997 and 1998 consist of amounts on deposit with various regulatory bodies. The Company also pays annual premiums to obtain performance bonds underwritten by a large insurance carrier which support the Company's financial assurance obligations for its facilities closure and post-closure costs. These premiums are expensed as incurred.

  Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, all short-term investments with maturities of three months or less are considered cash equivalents. Supplemental disclosures of cash flow information for each of the three years are as follows:

                                                       DECEMBER 31
                                               ----------------------------
                                                1996      1997       1998
                                               ------    -------    -------
                                                      (IN THOUSANDS)
Interest paid..............................    $2,691    $ 3,621    $ 2,789
Income taxes paid..........................     9,584     11,630     14,900

     The effects of noncash transactions related to business combinations are disclosed in Note 3.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of December 31, 1998, have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See Note 5 for the terms and carrying values of the Company's various debt instruments.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company does not use derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                             SUPERIOR SERVICES, INC.

2.   ACCOUNTING  POLICIES AND SELECTED  BALANCE  SHEET  INFORMATION--(CONTINUED)

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for public companies to report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position.

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income for the Company is the same as net income in all periods presented.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

3. MERGERS AND ACQUISITIONS

     During 1998, the Company completed mergers with TWR, AWS (consisting of two groups), South Lake, Gopher, Wilson, PenPac (consisting of two groups) and GeoWaste, which were accounted for as poolings of interest. The Company issued approximately 6.6 million shares of Common Stock in the mergers. The financial statements were not restated for the TWR merger because the impact of such restatement would not have been material. The Company incurred nonrecurring merger costs of approximately $10.6 million as a result of these mergers. The merger costs include severance and bonuses, professional fees and other merger related costs, of which $6,719,000 were paid prior to December 31, 1998, with substantially all of the remaining $3,880,000 to be paid during 1999. Prior to their merger, AWS, South Lake Refuse Service, Inc., and a substantial number of companies comprising Gopher and PenPac had each elected S Corporation status for income tax purposes. As a result of the merger, AWS, South Lake Refuse Service, Inc., Gopher and PenPac terminated their S Corporation elections. The Company included a charge of approximately $2,700,000 in the provision for income taxes for 1998 representing the cumulative net deferred income tax liability required to be recorded upon termination of the S Corporation elections. As indicated in the pro forma provision for income taxes, income tax expense would have been $1,324,000 higher in 1997 and $620,000 higher in 1998 had AWS, South Lake Refuse Service, Inc., Gopher and PenPac been C Corporations.

                             SUPERIOR SERVICES, INC.

3. MERGERS AND ACQUISITIONS--(CONTINUED)

     Combined and separate results of operations of the Company prior to completion of the 1998 mergers for the restated periods are as follows:

                                     SUPERIOR     AWS     GOPHER    PENPAC    SOUTH LAKE   WILSON   GEOWASTE   COMBINED
                                     --------   -------   -------   -------   ----------   ------   --------   --------
Year ended December 31, 1996:
    Revenue........................  $117,121   $12,322   $13,946   $16,753     $3,463     $3,412   $13,703    $180,720
    Income (loss) before income
      taxes........................    20,703     1,191       944       591         12       (207)    2,983      26,217
    Net income (loss)..............    12,163     1,191       944       532        (11)      (124)    1,708      16,403
Year ended December 31, 1997:
    Revenue........................  $177,833   $13,745   $16,713   $18,193     $3,834     $3,526   $19,397    $253,241
    Income (loss) before income
      taxes........................    30,461       640     1,757      (100)        65        (93)     (181)     32,549
    Net income (loss)..............    17,755       640     1,757      (110)        75        (56)     (424)     19,637

     During 1997, GeoWaste terminated an existing transfer, transportation and disposal agreement with the City of St. Augustine. Due to the termination of the agreement, assets related specifically to the project for the City of St. Augustine were impaired and the related expense of $436,000 was classified as an unusual charge. Additionally, GeoWaste incurred legal, consulting and other costs to terminate the agreement of $647,000 that were classified as unusual charges.

     During 1997, AWS recognized expense of $1,790,000 relating to settlement of a Clean Water Act dispute with the United States Government. This amount was paid in full during 1998. The expense is classified as an unusual charge.

     On June 27, 1997, the Company completed its merger with Resource Recovery Transfer & Transportation, Inc. (R(2)T(2)), accounted for as a pooling of interests, pursuant to which the Company issued 1,705,000 shares of common stock to the former shareholders of R(2)T(2). The Company incurred nonrecurring merger costs of $1,035,000 during 1997 as a result of the merger. The merger costs include severance and bonuses, professional fees and other merger related costs, substantially all of which were paid prior to December 31, 1997.

     Reported diluted earnings per share for 1998 were reduced by $0.33 per share for the net effect of the merger costs incurred of $10,599,000 and recorded cumulative deferred tax provisions of approximately $2,700,000 offset by $620,000 of reduced income tax expense due to S Corporation status of several of the 1998 pooled acquisitions. Reported diluted earnings per share for 1997 were reduced by $0.06 per share for the net effect of the merger costs incurred of $1,035,000 and unusual charges of $2,873,000 offset by $1,324,000 of reduced income tax expense due to S Corporation status of several of the 1998 pooled acquisitions.

     During 1998, the Company acquired twenty two businesses, including four operational landfills, which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $71,365,000 in cash (net of cash acquired), $10,824,000 in future payments or notes payable and 148,348 shares of common stock. The final determination of cost, and allocations thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are resolved, the purchase price is adjusted. Future payments are contingent based on working capital adjustments, debt adjustments and contingent liabilities and are recorded at the time of acquisition if the contingent payment is determinable beyond a reasonable doubt. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

     During 1998, as a result of final valuations pertaining to previous acquisitions, $4,395,000 in cash and 194,000 shares of common stock were issued. In addition, 63,041 shares were issued in payment of debt of entities acquired in 1998.

                             SUPERIOR SERVICES, INC.

3. MERGERS AND ACQUISITIONS--(CONTINUED)

     During 1997, the Company acquired twenty-three businesses, including four operational landfills, which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $104,914,000 in cash (net of cash acquired), $6,059,000 in future payments or in notes payable and 384,893 shares of common stock. In addition, businesses acquired which were accounted for using the pooling-of-interests method completed acquisitions of seven businesses in 1997 that were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $6,931,000 in cash (net of cash acquired) and $1,309,000 in notes payable. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

     During 1997, as the result of final valuations pertaining to previous acquisitions, $1,934,000 in cash and 82,249 shares of common stock were issued. In addition, 59,114 shares were issued in payment of debt of entities acquired in 1997.

     During 1996, the Company acquired thirteen businesses, including two operational landfills, all of which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $15,273,000 in cash (net of cash acquired), $8,280,000 in notes payable and 114,381 shares of common stock. In addition, businesses acquired which were accounted for using the pooling-of-interests method completed acquisitions of five businesses in 1996 that were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $4,556,000 in cash (net of cash acquired). The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates. Resource Recovery Transfer & Transportation, Inc. (merged with Superior Services, Inc. in June 1997 and accounted for as a pooling of interests) paid additional consideration for acquisitions in 1996 that consisted of $5,157,000 in cash and $777,000 in notes payable.

     The unaudited pro forma results of operations below assume that the acquisitions had occurred at the beginning of each period presented.

                                                   YEAR ENDED DECEMBER 31
                                                   ----------------------
                                                     1997         1998
                                                   ---------    ---------
                                                        (UNAUDITED)
Revenues.......................................    $320,029     $340,167
Net income.....................................      20,893       20,546
Basic earnings per share.......................        0.74         0.64
Diluted earnings per share.....................        0.73         0.63

     The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1997, nor are they necessarily indicative of future operating results.

     As an integral part of certain acquisitions, the former shareholders signed noncompetition agreements and, in certain situations, key management members entered into employment agreements to continue in the management of these businesses. Costs associated with these agreements are charged to operations over their respective lives.

                             SUPERIOR SERVICES, INC.

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              DECEMBER 31
                                                          --------------------
                                                            1997        1998
                                                          --------    --------
                                                             (IN THOUSANDS)
Land and land improvements............................    $191,282    $248,205
Vehicles and equipment................................     147,252     178,194
Buildings and leasehold improvements..................      32,810      36,541
                                                          --------    --------
                                                           371,344     462,940
Less accumulated depreciation and amortization........     119,930     150,443
                                                          --------    --------
                                                          $251,414    $312,497
                                                          ========    ========

     Landfill costs of approximately $181,337,000 and $236,760,000 are included in land and land improvements at December 31, 1997 and 1998, respectively. Landfill costs include land held for development, representing various landfill properties with an aggregate cost of approximately $72,555,000 and $54,879,000 at December 31, 1997 and 1998, respectively, which is not being amortized. During 1997 and 1998, interest of approximately $1,043,000 and $712,000, respectively, was capitalized related to land being actively developed.

5. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Primary revolving credit facility...........................  $    --    $62,100
Equipment loan facilities at variable interest rates
  (weighted-average interest rate of 8.73% and 8.61% at
  December 31, 1997 and 1998, respectively).................   24,148      6,627
Industrial revenue bonds--paid in 1998......................      290         --
United States Small Business Administration loans at fixed
  interest rates of 8.27% to 8.88% in 1997 and 1998.........      637        622
Other.......................................................    1,853      2,129
Other credit facilities--paid in 1998.......................    6,507         --
Mortgage facilities at variable interest rates--paid in
  1998......................................................    1,452         --
Unsecured notes payable to individuals--paid in 1998........    2,148         --
                                                              -------    -------
Total long-term debt........................................   37,035     71,478
Less current maturities.....................................    9,820      5,194
                                                              -------    -------
                                                              $27,215    $66,284
                                                              =======    =======

     The Company's primary revolving credit facility provides for a borrowing capacity up to a maximum of $275,000,000, including letters of credit.
Availability under this facility is based on the Company's cash flow and leverage, with $209,000,000 available at December 31, 1998. Interest is payable monthly based on the agent bank's base rate, or quarterly based on a Eurodollar borrowing rate plus a margin, depending upon how advances are drawn. The entire $62,100,000 of revolving line of credit borrowings has been excluded from current liabilities because the Company intends that at least that amount would remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date. The borrowings under this facility mature in September 2003. In addition to the outstanding borrowings, the Company had approximately $2,284,000 and $3,933,000 in letters of credit issued under the facility at December 31, 1997

                             SUPERIOR SERVICES, INC.

5. LONG-TERM DEBT--(CONTINUED)

and 1998, respectively. This facility is collateralized by the stock of the Company's subsidiaries. The facility has provisions for the maintenance of certain financial ratios and other requirements, including a prohibition on the payment of cash dividends.

     Maturities of long-term debt, excluding amounts under the revolving credit facility, for each of the years succeeding December 31, 1998, are as follows (in thousands):

Year ending December 31:
     1999..................................................    $ 5,194
     2000..................................................      1,608
     2001..................................................      1,230
     2002..................................................        671
     2003..................................................     62,207
     Thereafter............................................        568

6. PREFERRED STOCK AND SHAREHOLDERS' INVESTMENT

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

  Common Stock Purchase Rights

     On February 21, 1997, the Board of Directors of the Company declared a dividend of one common share purchase right (a Right) for each outstanding share of common stock. The dividend was paid on March 24, 1997, to the shareholders of record on March 10, 1997.

     The Rights are attached to and traded with the shares of common stock and are not exercisable until certain conditions occur. Generally, a distribution date will occur when 15% or more of the common stock is acquired by a third party or ten business days following the commencement of, or an announcement of an intention to make, a tender or exchange offer for at least 15% of the common stock. Upon a distribution date, the Rights will become exercisable and will allow the holders of Rights (other than the person or entity which caused the distribution date, whose Rights shall become void) to purchase at a price per share equal to one-half of the market price on the distribution date, shares of the Company's common stock or the stock of the acquirer.

                             SUPERIOR SERVICES, INC.

6. PREFERRED STOCK AND SHAREHOLDERS' INVESTMENT--(CONTINUED)

Warrants

     Prior to its merger with the Company, GeoWaste issued warrants to a related party for investment advisory services rendered. These warrants, which allow the holders to acquire up to 110,190 shares of the Company's common stock at $6.33 per share through February 1999, are subject to anti-dilution rights and are adjustable for stock splits, stock dividends and similar events.

Stock Options

     The Company has three stock option plans (the Option Plans) under which nonqualified and/or incentive options for the purchase of up to 4,535,000 shares may be granted at exercise prices no less than the estimated fair market value of the common stock on the date of grant. The options have various vesting schedules ranging from immediate vesting to gradual vesting with all options exercisable after four years. At December 31, 1998, there were 1,906,337 shares available for grants under the Option Plans.

     As part of the Company's acquisition of GeoWaste, two stock option plans were acquired under which nonqualified and/or incentive options for the purchase of up to 2,803,000 shares may be granted at exercise prices no less than the estimated fair market value of the common stock on the date of grant. The options vest over a three-year period based upon the length of service with the Company. At December 31, 1998, there were 93,977 options exercisable. No additional options will be granted under these plans.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In determining the effect of FASB Statement No. 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions for 1997 and 1998: risk-free interest rates of 5%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .39 and .61, and a weighted-average expected life of the options of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                    1996       1997       1998
                                                   -------    -------    -------
Pro forma net income...........................    $16,181    $18,433    $14,862
Pro forma earnings per share:
  Basic........................................    $  0.64    $  0.66    $  0.46
  Diluted......................................       0.63       0.65       0.46

                             SUPERIOR SERVICES, INC.

6. PREFERRED STOCK AND SHAREHOLDERS' INVESTMENT--(CONTINUED)

     The following table summarizes the transactions of the Company's Stock Option Plans for the three-year period ended December 31, 1998:

                                                   1996                      1997                      1998
                                          ----------------------    ----------------------    ----------------------
                                                       WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                   AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE                  EXERCISE
                                           OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                          ---------    ---------    ---------    ---------    ---------    ---------
Options outstanding at beginning of
  year................................    1,319,192     $ 8.37      1,405,703     $10.23      1,795,403     $16.64
Options granted.......................      350,842      15.60        841,545      23.39      1,623,058      20.59
Options exercised.....................     (182,588)      7.86       (415,784)      8.26       (208,150)      8.40
Options canceled......................      (81,743)     11.50        (36,061)     17.99        (88,681)     22.09
                                          ---------                 ---------                 ---------
Options outstanding at end of year....    1,405,703     $10.23      1,795,403     $16.64      3,121,630     $19.16
                                          =========                 =========                 =========
Weighted-average fair value of options
  granted during the year.............    $   15.60                 $   23.39                 $   20.59
                                          =========                 =========                 =========
Number of options exercisable at end
  of year.............................    1,055,677     $ 9.02        773,565     $10.22      1,280,925     $15.92
                                          =========                 =========                 =========
Options outstanding:
  Price range $3.16 to $12.65;
    weighted-average contractual life
    of 3.3 years......................                                                          554,488     $ 9.41
  Price range $12.66 to $22.14;
    weighted-average contractual life
    of 9.3 years......................                                                        1,634,979     $18.93
  Price range $22.15 to $31.63;
    weighted-average contractual life
    of 8.5 years......................                                                          932,163     $25.38
                                                                                              ---------
                                                                                              3,121,630
                                                                                              =========

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                             1996           1997           1998
                                                          -----------    -----------    -----------
NUMERATOR
Income from continuing operations used in computing
  basic and diluted earnings per share................    $16,403,000    $19,637,000    $20,501,000
                                                          ===========    ===========    ===========
DENOMINATOR
Denominator for basic earnings per share--weighted
  average common shares...............................     25,142,017     27,873,392     31,974,060
Effect of dilutive securities--warrants and employee
  stock options.......................................        524,387        572,963        602,950
                                                          -----------    -----------    -----------
Denominator for diluted earnings per share--adjusted
  weighted average common shares......................     25,666,404     28,446,355     32,577,010
                                                          ===========    ===========    ===========

     Shares of common stock held in escrow pursuant to the indemnification agreements discussed in Note 10 are included in the number of shares issued and outstanding for all years presented.

                             SUPERIOR SERVICES, INC.

8. EMPLOYEE BENEFIT PLANS

     The Company has defined contribution 401(k) savings plans that cover substantially all employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company also matches certain amounts, as defined. Contributions made by the Company under the various plans were $256,000, $344,000 and $431,000, for the years ending December 31, 1996,
1997 and 1998, respectively.

9. INCOME TAXES

     The provisions for income taxes attributable to continuing operations for the years ended December 31, consist of the following:


                                                    1996      1997       1998
                                                   ------    -------    -------
                                                          (IN THOUSANDS)
Current:
     Federal...................................    $9,031    $ 9,143    $15,670
     State.....................................     2,259      2,489      4,217
                                                   ------    -------    -------
                                                   11,290     11,632     19,887
Deferred:
     Federal...................................    (1,192)     1,051      1,712
     State.....................................      (284)       229        461
                                                   ------    -------    -------
                                                   (1,476)     1,280      2,173
                                                   ------    -------    -------
          Total................................    $9,814    $12,912    $22,060
                                                   ======    =======    =======

     The difference in the provisions for income taxes attributable to continuing operations and the amounts determined by applying the federal statutory rate of 35% for 1996, 1997 and 1998, to income from continuing operations before income taxes for the years ended December 31 are as follows:

                                                         1996      1997       1998
                                                        ------    -------    -------
                                                               (IN THOUSANDS)
Tax at statutory rate...............................    $9,176    $11,392    $14,896
State income taxes..................................     1,515      1,345      2,213
Income from S Corporations not subject to income
  tax...............................................      (918)      (874)      (601)
Nondeductible merger costs..........................        --        142      2,383
Cumulative deferred tax provision associated with
  the termination of S Corporation elections........        --         --      2,686
Other...............................................        41        907        483
                                                        ------    -------    -------
                                                        $9,814    $12,912    $22,060
                                                        ======    =======    =======

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

                             SUPERIOR SERVICES, INC.

9. INCOME TAXES--(CONTINUED)

     The deferred income tax balances consist of the following:

                                                               DECEMBER 31
                                                            ------------------
                                                             1997       1998
                                                            -------    -------
                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Property and equipment basis differences..............    $25,372    $35,965
  Other.................................................      1,481      1,352
                                                            -------    -------
Total deferred tax liabilities..........................     26,853     37,317
Deferred tax assets:
  Closure and long-term care obligations................      6,100      8,314
  Other expenses not currently deductible...............      1,190      4,135
  State and federal net operating loss carryforwards....        820      1,178
  Other.................................................        246        326
                                                            -------    -------
Total deferred tax assets...............................      8,356     13,953
Valuation allowance for deferred tax assets.............       (235)      (235)
                                                            -------    -------
Net deferred tax assets.................................      8,121     13,718
                                                            -------    -------
Net deferred tax liabilities............................    $18,732    $23,599
                                                            =======    =======

     Included in prepaid expenses and other current assets are current deferred tax assets of $126,000 and $266,000 at December 31, 1997 and 1998, respectively.

     At December 31, 1998, the Company has net operating loss carryforwards of approximately $23.6 million for state income tax purposes that begin to expire in 2008 and 2009.

10. COMMITMENTS AND CONTINGENCIES

     Certain shareholders are entitled to receive additional consideration from the Company in the event of future permitted landfill expansion at two sites. For permitted horizontal expansion at both landfills, the additional consideration is $.40 per cubic yard, less associated permitting costs, not to exceed $2,000,000 per site.

     In connection with certain landfill acquisitions, the sellers are entitled to receive additional consideration from the Company, if regulatory approval, as defined, is obtained for expansions of permitted airspace. For permitted vertical and horizontal expansion above certain defined minimums, the additional consideration varies between approximately $.11 and $1.25 per cubic yard, less associated costs. These amounts, if any, will be capitalized when paid or payable as additional purchase price. The Company is also obligated to make royalty payments of $1.50 per ton of tonnage received at a particular landfill to a landfill's former owners. The royalty applies to tons received in excess of 400,000 annually, for each of the first five years. For each year thereafter, the $1.50 per ton royalty applies to all tonnage received and is guaranteed to be at least $600,000 annually for the life of the landfill, including any permitted expansions.

     The Company is obligated to make royalty payments to a landfill's former owners of 5% of the gross revenues generated from the expanded capacity. Approximately 125 acres occupied in connection with the landfill activities is leased from a third party. Under the terms of the lease, the Company pays the property owner monthly rental equal to the greater of 3% of the landfill's gross operating receipts or $3,650. The Company is also obligated to make an additional contingent consideration payment of $1,800,000 to a landfill's former owners in the event all applicable state and local permits are received for an expansion of the landfill.

                             SUPERIOR SERVICES, INC.

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified. The range of possible loss has been estimated not to exceed $1.3 million. At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the highest estimated costs of redemption and monitoring with respect to the contingent liabilities. To indemnify the Company against up to $1,308,000 of these contingent liabilities, 130,800 shares of the Company's common stock otherwise issuable as part of the consolidation to the individual who was the principal shareholder of the prior owner of the site and who is now a director, executive officer and significant shareholder of the Company, were withheld from issuance. In order to preserve the Company's rights under this indemnification arrangement prior to the February 24, 1997 expiration date for advancing such types of indemnification claims, the Company formally notified the individual of the Company's claim against the withheld shares for the entire amount of the originally established liability escrow. The Company believes that the entire amount of such environmental liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

     As of December 31, 1997, the Company or its subsidiaries have been notified that they are potentially responsible parties (PRPs) in connection with three sites listed on the National Priorities List (NPL). When the Company concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in the Company's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company will provide for the minimum amount within the range, in accordance with generally accepted accounting principles.

     One NPL location is a landfill owned by the Company for which the range of total costs for remaining remediation is estimated to be between $688,000 and $2.3 million. The Company has an accrued liability of approximately $2.3 million relating to this matter. As the timing of payments is uncertain, the accrual was not measured on a discounted basis. The reasonably possible loss for this site does not exceed the amounts accrued by the Company for the selected remedial action. The Company has entered into settlement agreements with certain of the generator PRPs, in which the generator PRPs agree to contribute a total of approximately 42% of future remediation costs and the annual operating, maintenance, and monitoring costs. The former owner of the location agreed to indemnify the Company up to $2.8 million for any site liabilities the Company may incur as a PRP. The Company has been paid approximately $500,000 by the former owner. The Company and the former owner are in dispute regarding the cost of a likely remediation plan. An engineer selected by the former owner has estimated the total remediation costs to be $688,000. This dispute is now before an arbitrator. The Company has recorded as an asset approximately $2.3 million that is deemed probable of recovery from the generator PRPs and through indemnification from the former owner. The Company believes its existing financial reserves, together with the amounts paid and remaining payable by the former owner and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs.

     The Company acquired Nicholas Enterprises, Inc. (Nicholas) as part of the PenPac acquisition on September 30, 1998. Prior to the Company's acquisition of PenPac, Nicholas was named as a defendant in litigation pursuant to the New Jersey Spill Compensation and Control Act at Sharkey's Landfill, a site in New Jersey. During 1998, Nicholas was released from its liability pertaining to the site in exchange for remitting $300,000 of insurance proceeds and other additional assessments up to $50,000. Further, prior to the

                             SUPERIOR SERVICES, INC.

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

acquisition by the Company, Nicholas was named as a PRP at the Cortese Landfill, an NPL site in New York pursuant to the Comprehensive Response, Compensation and Control Act. During 1994, Nicholas agreed to pay approximately $200,000 to the State of New York in final settlement of its share of past costs at the site. This amount has been paid. Nicholas has requested, but not yet received, release of liability for any subsequent costs related to this site. Although the Company has not been informed of any additional liability related to these sites, under the terms of the acquisition agreement for Nicholas, its former shareholders have agreed to indemnify the Company, to the extent not covered by insurance, for all claims arising from these sites.

     As is the case with all sites, the performance of the elected remedies will be subject to periodic review by regulatory agencies. In the event the selected remedies do not perform adequately to meet applicable state and federal standards, additional remedial measures beyond those currently anticipated could be required by regulatory agencies. Implementation of any such additional remedial measures may involve substantial additional costs beyond those currently anticipated.

     In  connection  with the AWS  merger  on March 31,  1998,  a  landfill  was acquired which was subject to legal proceedings brought by the local municipality. In October 1996, the municipality filed an administrative appeal challenging the State of Alabama Department of Environmental Management's (ADEM) decision to issue a landfill permit modification. An administrative commission appointed a judge to act as a hearing officer to oversee the permit appeal. Based upon the hearing officer's recommendation, the administrative commission in June 1997 unanimously adopted the recommendation of the hearing officer that the landfill permit modification was properly issued. Subsequently, the municipality filed an appeal of this administrative decision in state circuit court. While the Company believes it will be successful in defending the appeal of this decision, there can be no assurance that this appeal will not be determined adversely to the Company. Any such adverse decision, if ultimately upheld, could impact the ability of such landfill to accept any or certain volumes of waste and, in turn, could adversely effect the Company's results of operations. The Company has landfill assets with a net book value of $3.8 million at this site. Separately, the municipality in August 1996 filed in federal district court a citizen's suit against the landfill brought under provisions of the Clean Water Act and the Resource Conservation and Recovery Act. The Company does not believe there is a basis for a claim supporting the citizen's suit. In addition to federal claims, the municipality has alleged certain state law claims that, among other things, the prior owners of the landfill misrepresented the geology and hydrogeology of an expansion portion of the landfill, allegedly inducing the municipality to grant local approval for the expansion of the landfill. This local approval is a prerequisite for issuance of the ADEM solid waste permit. Prior to the acquisition of the landfill, the prior owners were engaged in settlement negotiations with the municipality regarding these proceedings. Since the acquisition, the Company has met with municipal officials and presented settlement offers that the municipality currently has under consideration. The Company believes that the ultimate resolution of the citizen's suit and the municipality's state law claims will not have a material adverse effect on the Company's financial condition or results of operations.

     In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state or local agencies. To date, the Company has not been required to pay any material fine or judgment for violation of an environmental law. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or results of operations.

                             SUPERIOR SERVICES, INC.

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company carries a range of insurance, including a commercial general liability policy and a property damage policy. The Company maintains a limited environmental impairment liability policy on its landfills and transfer stations that provides coverage, on a "claims made" basis, against certain third-party off-site environmental damage. There can be no assurance that the limited environmental impairment policy will remain in place or provide sufficient coverage for existing, but not yet known, third-party, off-site environmental liabilities.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item is incorporated herein by reference to the information pertaining thereto set forth under the captions entitled "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Form 10-K:

                                                                      FORM 10-K
                                                                      PAGE NO.
                                                                      ---------
1.      Financial Statements
        Report of Ernst & Young LLP, Independent Auditors...........     30
        Report of PricewaterhouseCoopers LLP, Independent
        Auditors....................................................     31
        Consolidated Balance Sheets as of December 31, 1997 and
        1998........................................................     32
        Consolidated Statements of Income for the years ended
          December 31, 1996, 1997, and 1998.........................     33
        Consolidated Statements of Shareholders' Investment for the
          years ended December 31, 1996, 1997, and 1998.............     34
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1996 1997, and 1998..........................     35
        Notes to Consolidated Financial Statements..................     36
2.      Financial Statement Schedules
        Schedule II--Valuation and Qualifying Accounts..............     53
        Schedules other than those listed above are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.
3.      Exhibits and Reports on Form 8-K
        (a) The Exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*
        (b) The Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1998 and the first quarter of fiscal 1999 through the date of this Form 10-K:

               DATE FILED             DATE OF REPORT                   ITEM
               ----------             --------------                   ----
       November 5, 1998...........   October 30, 1998     Item 2--Acquisition of
                                                          GeoWaste Incorporated

       December 15, 1998..........   December 15, 1998    Item  5--Restatement
                                                          of      consolidated
                                                          total      revenues,
                                                          consolidated     net
                                                          earnings,      basic
                                                          earnings  per  share
                                                          and diluted earnings
                                                          per share to reflect
                                                          the      use      of
                                                          pooling-of-interest
                                                          method of accounting
                                                          of         GeoWaste,
                                                          Incorporated
                                                          acquisition

------------
     * Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Scott S. Cramer, Vice President, General Counsel, Superior Services, Inc., 125 South 84th Street, Suite 200, Milwaukee, Wisconsin 53214.

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             SUPERIOR SERVICES, INC.
                                 (IN THOUSANDS)

                  COL. A                        COL. B         COL. C ADDITIONS         COL. D           COL. E
                  ------                        ------         ----------------         ------           ------
                                                                            (1)
                                              BALANCE AT    CHARGED TO    CHARGED                      BALANCE AT
                                              BEGINNING     COSTS AND     TO OTHER    DEDUCTIONS         END OF
               DESCRIPTION                    OF PERIOD      EXPENSES     ACCOUNTS    (ADDITIONS)        PERIOD
               -----------                    ----------    ----------    --------    -----------      ----------
Year ended December 31, 1998
Allowance for doubtful accounts...........     $ 2,524        $1,954       $   71       $1,910(2)       $ 2,639
Closure and long-term care obligations
  (3).....................................      43,329         4,366        4,592        1,398           50,889
                                               -------        ------       ------       ------          -------
                                               $45,853        $6,320       $4,663       $3,308          $53,528
                                               =======        ======       ======       ======          =======
Year ended December 31, 1997
Allowance for doubtful accounts...........     $ 1,223        $1,507           --       $  206(2)       $ 2,524
Closure and long-term care obligation.....      34,781         3,686        7,698        2,836           43,329
                                               -------        ------       ------       ------          -------
                                               $36,004        $5,193       $7,698       $3,042          $45,853
                                               =======        ======       ======       ======          =======
Year ended December 31, 1996
Allowance for doubtful accounts...........     $   752        $1,655       $   24       $1,208(2)       $ 1,223
Closure and long-term care obligation.....      26,334         3,593        5,618          764           34,781
                                               -------        ------       ------       ------          -------
                                               $27,086        $5,248       $5,642       $1,972          $36,004
                                               =======        ======       ======       ======          =======

------------
(1) Doubtful  accounts  written off (recovered)
(2) Assumed in acquisitions
(3) Includes current and long-term portions

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 1999.

                                          SUPERIOR SERVICES, INC.

                                          By: /s/ G. WILLIAM DIETRICH
                                            ------------------------------------
                                              G. William Dietrich, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 25, 1999.



By: /s/ JOSEPH P. TATE           By: /s/ G. WILLIAM DIETRICH      By: /s/ GEORGE K. FARR
    -------------------------    -------------------------        -------------------------
    Joseph P. Tate                   G. William Dietrich              George K. Farr
    Chairman of the Board and        President, Chief                 Chief Financial Officer
    Director                     Executive                            (Principal Financial &
                                     Officer and Director             Accounting Officer)
                                     (Principal Executive
                                     Officer)

By: /s/ WALTER G. WINDING        By: /s/ FRANCIS J. PODVIN        By: /s/ WARNER C. FRAZIER
    -------------------------    -------------------------        -------------------------
    Walter G. Winding                Francis J. Podvin                Warner C. Frazier
    Director                         Director                         Director

By: /s/ DONALD TAYLOR
    -------------------------
    Donald Taylor
    Director

                             SUPERIOR SERVICES, INC.

                                  EXHIBIT INDEX

                  TO FORM 10-K FOR YEAR ENDED DECEMBER 31, 1998

EXHIBIT NO.                          EXHIBIT DESCRIPTION
-----------                          -------------------
    3.0          Restated Articles of Incorporation. [Incorporated by
                 reference to Exhibit 3.0 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
    3.1          Restated Bylaws, dated January 9, 1996, as amended.
    3.2          Amendments to Restated Bylaws dated February 23, 1999.
    4.1          Rights Agreement dated February 21, 1997, between the
                 Company and LaSalle National Bank, Chicago, Illinois. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 28, 1997.]
    4.2          Second Amended and Restated Revolving Credit Agreement,
                 dated September 17, 1998, among Superior Services, Inc. and Subsidiaries (the "Borrowers"), BankBoston, N.A., Bank One, Wisconsin, Harris Trust and Savings Bank, LaSalle National Bank, Bank of America National Trust and Savings
                 Association, Firstar Bank Milwaukee, N.A., Fleet Bank, N.A., Paribas, PNC Bank, National Association, Comerica Bank,
                 Fifth Third Bank, Hibernia National Bank (the "Banks") and BankBoston, N.A., as Agent, Bank One, Wisconsin, as
                 Co-Agent, Harris Trust and Savings Bank, as Co-Agent,
                 LaSalle National Bank, as Co-Agent and Bank of America
                 National Trust and Savings Association, as Co-Agent. [Incorporated by reference to Exhibit 4.8 to the Company's
                 Form 10-Q for the period ended September 30, 1998.]
   10.0** Stock Option Agreement, dated as of February 25, 1993, and as amended on May 5, 1995 and August 15, 1995, and November 29, 1995, between George K. Farr and the Company. [Incorporated by reference to Exhibit 10.1 filed with the Company's Form S-1 Registration Statement No. 333-240, dated
                 January 9, 1996, as amended.]
   10.1** Stock Option Agreement, dated as of February 14, 1995, and as amended on May 16, 1995, August 15, 1995 and November 29, 1995, between G. William Dietrich and the Company. [Incorporated by reference to Exhibit 10.2 filed with the Company's Form S-1 Registration Statement No. 333-240, dated
                 January 9, 1996, as amended.]
   10.2** Amendment to Restated Option Agreement dated November 26, 1996 between G. William Dietrich and the Company. [Incorporated by reference to Exhibit 10.2 filed with the Company's Form 10-K for the year ended December 31, 1997.]
   10.3** Employment Agreement, dated as of September 1, 1993 and as amended August 15, 1995, between Peter J. Ruud and the Company. [Incorporated by reference to Exhibit 10.3 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
   10.4**        Noncompetition Agreement, dated February 14, 1995, between
                 G. William Dietrich and the Company. [Incorporated by
                 reference to Exhibit 10.4 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
   10.5**        Key Executive Employment and Severance Agreement,  dated August
                 15,  1995,   between  G.  William  Dietrich  and  the  Company.
                 [Incorporated by reference to Exhibit 10.5 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
   10.6** Key Executive Employment and Severance Agreement, dated August 15, 1995, between George K. Farr and the Company. [Incorporated by reference to Exhibit 10.6 filed with the Company's Form S-1 Registration Statement No. 333-240, dated
                 January 9, 1996, as amended.]

EXHIBIT NO.                          EXHIBIT DESCRIPTION
-----------                          -------------------
   10.7** Key Executive Employment and Severance Agreement, dated August 15, 1995, between Peter J. Ruud and the Company. [Incorporated by reference to Exhibit 10.7 filed with the Company's Form S-1 Registration Statement No. 333-240, dated
                 January 9, 1996, as amended.]
   10.8** 1993 Incentive Stock Option Plan. [Incorporated by reference to Exhibit 10.8 filed with the Company's Form S-1
                 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
   10.9**        Form of Stock Option Agreement under 1993 Stock Option Plan.
                 [Incorporated by reference to Exhibit 10.9 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
   10.10**       1996 Equity Incentive Plan. [Incorporated by reference to
                 Exhibit 10.10 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996.]
   10.11**       Amendment to the Superior Services, Inc. 1996 Equity
                 Incentive Plan, dated November 24, 1998.
   10.12** Superior Services, Inc. Outside Directors Deferred Fee Plan (supplements the terms of the Superior Services, Inc. 1996 Equity Incentive Plan).
   10.13** Form of Non-Employee Director Non-Qualified Stock Option Agreement under 1996 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.11 filed with the Company's Form S-1 Registration Statement No. 333-240, dated January 9, 1996, as amended.]
   10.14*        Form of Key Employee Stock Option Agreement under 1996
                 Equity Incentive Plan.
   10.15** Employment Agreement between the Company and Scott S. Cramer dated as of July 1, 1997. [Incorporated by reference to Exhibit
                 10.14 filed with the Company's Form 10-K for the year ended December 31, 1998.]
   10.16** Employment Agreement between the Company and Gary Blacktopp dated as of January 1, 1997, and amended as of August 26, 1997. [Incorporated by reference to Exhibit 10.15 filed with the Company's Form 10-K for the year ended December 31, 1997.]
   10.17** Form of Amendment of Key Executive Employment and Severance Agreements entered into by each of G. William Dietrich, George K. Farr, and Peter J. Ruud.
   10.18**       Amendment to Key Executive Employment and Severance
                 Agreement between Superior Services, Inc. and George K.
                 Farr, dated February 24, 1998. [Incorporated by reference to
                 Exhibit 10.17 filed with the Company's Form 10-Q for the period ended March 31, 1998.]
   10.19** Key Executive Employment and Severance Agreement between Superior Services, Inc. and Joseph P. Tate, dated August 18, 1998.
   10.20** Amendment No. 2 to Key Executive Employment and Severance Agreement between Superior Services, Inc. and G. William Dietrich, dated August 18, 1998, supplementing and amending the Key Employment and Severance Agreement, dated as of August 15, 1995, as previously amended.
   10.21** Amendment No. 2 to Key Executive Employment and Severance Agreement between Superior Services, Inc. and George K.
                 Farr, dated August 18, 1998, supplementing and amending the Key Employment and Severance Agreement, dated as of August
                 15, 1995, as previously amended.
   10.22** Amendment No. 2 to Key Executive Employment and Severance Agreement between Superior Services, Inc. and Peter J. Ruud, dated August 18, 1998, supplementing and amending the Key Employment and Severance Agreement, dated as of August 15, 1995, as previously amended.
   10.23** Amendment to Employment Agreement between the Company and G. William Dietrich, dated August 18, 1998, supplementing and amending the Employment Agreement, dated January 1, 1996.

EXHIBIT NO.                          EXHIBIT DESCRIPTION
-----------                          -------------------
   10.24**       Amendment to Employment Agreement between the Company and Peter
                 J. Ruud, dated August 18, 1998,  supplementing and amending the
                 Employment Agreement, dated January 1, 1996.
   10.25**       Amendment  to  Employment  Agreement  Between  the  Company and
                 George K.  Farr,  dated  August  18,  1998,  supplementing  and amending the Employment Agreement, dated January 1, 1996.
   10.26**       Employment  Agreement  between the  Company  and G.W.  Dietrich dated  January 1, 1996  [incorporated  by  reference to Exhibit
                 10.14 to the Company's Form 10-Q for the period ended March 31,
                 1996].
   10.27**       Employment  Agreement  between  the  Company and George K. Farr dated  January 1, 1996  [incorporated  by  reference to Exhibit
                 10.15 to the Company's Form 10-Q for the period ended March 31,
                 1996].
   10.28**       Second  Amendment to Employment  Agreement  between the Company and Peter J.  Ruud  dated  January  1,  1996  [incorporated  by reference to Exhibit 10.16 to the  Company's  Form 10-Q for the
                 period ended March 31, 1996].
   10.29**       Second  Amendment and  Amendment No. 3 to Employment  Agreement
                 between the Company and Gary  Blacktopp  dated  August 18, 1998 and November 24, 1998, respectively, supplementing and amending the Employment  Agreement  dated January 1, 1997, as previously amended.
   10.30**       Amendment and Amendment No. 2 to Employment  Agreement  between the Company and Scott Cramer dated August 18, 1998 and November
                 24,  1998,   respectively,   supplementing   and  amending  the
                 Employment Agreement dated July 1, 1997.
   10.31**       Amendment and Amendment No. 2 to Employment  Agreement  between the  Company and John King dated  August 18, 1998 and  November
                 24,  1998,   respectively,   supplementing   and  amending  the
                 Employment Agreement dated January 1, 1997.
   10.32**       Employment Agreement between the Company and James M. Dancy,
                 Jr. dated September 14, 1998, as amended October 2, 1998.
   10.33**       Employment  Agreement  between the Company and Paul Jenks dated
                 September 21, 1998.
   10.34**       Employment  Agreement  between  the  Company and Philip J. Auld dated October 5, 1998.
   10.35**       Employment  Agreement  between the Company and Larry E. Goswick dated December 7, 1998.
   10.36**       Superior Services, Inc. 1999 Management Incentive Plan.
   21            List of subsidiaries as of December 31, 1998.
  23a            Consent of Ernst & Young LLP.
  23b            Consent of PricewaterhouseCoopers LLP.
   27            Financial Data Schedule.
   99            Proxy Statement to the Company's 1998 Annual Shareholders
                 meeting scheduled to be held, May 11, 1999. [To be filed with the Commission prior to 120 days after December 31, 1998, and incorporated by reference herein to the extent indicated in Part III to this Form 10-K.]

------------
      *The exhibits, schedules and ancillary documents to the listed agreement are not being filed herewith because the Company believes that the information contained in such exhibits, schedules and ancillary documents should not be considered material to an investment decision in the Company. The listed agreement includes a list briefly identifying the contents of all omitted exhibits, schedules and ancillary documents. The Company agrees to furnish supplementally to the Commission (but not to file) a copy of any such exhibit, schedule or ancillary document upon request.
     **This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K pursuant to Item 14 of Form 10-K.