Form 10-Q
period 1999-03-31
SUPERIOR SERVICES INC
filed 1999-05-17
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

       The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on May 7, 1999 was 32,355,961.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                      For the Quarter Ended March 31, 1999


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets.....................3

                     Condensed Consolidated Income Statements..................4

                     Condensed Consolidated Statements of Shareholders'
                     Investment................................................5

                     Condensed Consolidated Statements of Cash Flows...........6

                     Notes to Condensed Consolidated Financial Statements...7-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................12-19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................20

         Item 6.  Exhibits and Reports on Form 8-K............................20


SIGNATURES....................................................................21

EXHIBIT INDEX.................................................................22

                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                                   December 31,           March 31,
                                                                                       1998                 1999
                                                                                   ------------         ------------
                                                                                                        (unaudited)
ASSETS
     Current assets:
         Cash and cash equivalents                                                   $    9,715           $    8,464
         Trade accounts receivable                                                       58,122               57,602
         Prepaid expenses and other current assets                                        5,607               10,853
                                                                                   ------------         ------------
     Total current assets                                                                73,444               76,919

     Property and equipment, net                                                        312,497              325,438
     Restricted funds held in trust                                                       1,149                1,228
     Other assets                                                                         5,529                7,364
     Intangible assets, net                                                             134,223              161,531
                                                                                   ------------         ------------

     Total assets                                                                    $  526,842           $  572,480
                                                                                   ============         ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT Current liabilities:
         Current maturities of long-term debt                                        $    5,194           $    3,355
         Trade accounts payable                                                          18,069               16,725
         Accrued payroll and related expenses                                             4,584                4,494
         Other accrued expenses                                                          31,838               29,634
                                                                                   ------------         ------------

     Total current liabilities                                                           59,685               54,208

     Long-term debt, net of current maturities                                           66,284              108,085
     Disposal site closure and long-term care obligations                                48,289               49,572
     Deferred income taxes                                                               23,865               24,008
     Other liabilities                                                                   11,977               12,817

Commitments and contingencies

     Common stock                                                                           322                  324
     Additional paid-in capital                                                         249,023              249,027
     Retained earnings                                                                   67,397               74,439
                                                                                   ------------         ------------

Total shareholders' investment                                                          316,742              323,790
                                                                                   ------------         ------------

Total liabilities and shareholders' investment                                       $  526,842           $  572,480
                                                                                   ============         ============



   The accompanying notes are an integral part of these financial statements.


                             Superior Services, Inc.
                    Condensed Consolidated Income Statements
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)


                                                                   Three months ended March,
                                                                  --------------------------
                                                                   1998                 1999
                                                                   ----                 ----

Revenues                                                       $  68,163            $  80,008

Expenses:

  Cost of operations                                              39,879               46,395

  Selling, general and administrative costs                        9,934               10,298

  Merger costs                                                     1,543                    -

  Depreciation and amortization expenses                           9,316               10,966
                                                               ---------            ---------
                                                                  60,672               67,659
                                                               ---------            ---------
Operating income                                                   7,491               12,349

Other income (expense):

     Interest expense                                             (1,023)                (950)

     Other income                                                    538                  588
                                                               ---------            ---------

Income before income taxes                                         7,006               11,987

Provision for income taxes                                         3,687                4,945
                                                               ---------            ---------

Net income                                                         3,319                7,042
                                                               =========            =========

Earnings per share - basic and diluted                         $    0.10                 0.22
                                                               =========            =========

Pro forma adjustments (Notes 1 and 3):

  Net income, as reported                                      $   3,319            $   7,042

  Adjustment for income taxes                                       (335)                   -
                                                               ---------            ---------

Net income, as adjusted                                            2,984            $   7,042
                                                               =========            =========

Earnings per share as adjusted - basic and diluted             $    0.09            $    0.22
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

                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                   Common      Additional
                                                    Stock       Paid-In       Retained
                                       Shares      Amount       Capital       Earnings      Total
                                       ------      ------       -------       --------      -----

Balance at December 31, 1998        32,202,297        $322     $249,023       $ 67,397     $316,742
Net income                                   -           -            -          7,042        7,042
Issuance of common stock:
  Exercise of warrants                 119,417           1           (1)             -            -
  Other                                 33,509           1            5              -            6
                                    ----------     -------     --------      ---------     --------


Balance at March 31, 1999           32,355,223        $324     $249,027       $ 74,439     $323,790
                                    ==========      ======     ========      =========     =========







   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   For the three months ended March 31,
                                                                    1998                        1999
                                                                    ----                        ----
OPERATING ACTIVITIES
Net income                                                        $  3,319                     $  7,042
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                   9,316                       10,966
     Deferred income taxes                                           1,138                          143
     Gain on sale of assets                                             44                          341
     Changes in operating assets and liabilities, net of
         effects of acquired businesses:
        Accounts receivable                                            852                        2,539
        Prepaid expenses and other current assets                      820                       (4,712)
        Accounts payable and accrued expenses                       (4,261)                      (9,394)
        Disposal site closure and long-term care
          obligation                                                 1,019                        1,283
        Other                                                         (140)                        (309)
                                                                  --------                     --------
Net cash provided by operating activities                           12,107                        7,899

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                    (14,133)                     (35,418)
Purchases of property and equipment                                 (8,733)                     (13,726)
Proceeds from sale of property and equipment                           810                          108
Increase in restricted funds held in trust                            (449)                         (79)
                                                                  --------                     --------
Net cash used in investing activities                              (22,505)                     (49,115)

FINANCING ACTIVITIES
Net decrease in short-term borrowings                               (2,259)                      (1,839)
Proceeds from long-term debt                                         3,702                       47,567
Payments of long-term debt                                          (7,321)                      (5,767)
Issuance of common stock                                             1,407                            4
Subchapter S distributions to former shareholders                     (894)                           -
                                                                  --------                     --------
Net cash provided by financing activities                           (5,365)                      39,965
                                                                  --------                     --------
Net decrease in cash and cash equivalents                          (15,763)                      (1,251)
Cash and cash equivalents at beginning of period                    44,955                        9,715
                                                                  --------                     --------
Cash and cash equivalents at end of period                        $ 29,192                     $  8,464
                                                                  ========                     ========




   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999


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

    During 1998, the Company acquired Alabama Waste Systems, Inc. and Acmar Regional Landfill, Inc. (collectively "AWS"); Gopher Disposal, Inc., Eagle Environmental, Inc., Materials Recovery, Ltd. and Watson's Rochester Disposal, Inc. (collectively "Gopher"); PenPac, Inc., Heritage Recycling, Inc., Iorio Carting, Inc., ACS Services, Inc., Recycling Techniques, Inc., Advanced Waste Technologies, Inc., Baray, Inc., and Nicholas Enterprises, Inc. (collectively "PenPac"); all accounted for using the pooling of interests method. Prior to their merger, AWS, a substantial number of companies comprising Gopher and PenPac had each selected S Corporation status for income tax purposes. As a result of their merger, AWS, Gopher and PenPac terminated their S Corporation elections. Pro forma provisions for income taxes are presented for the three months ended March 31, 1998 and have been computed as if AWS, Gopher and PenPac had been "C" Corporations during the period.

    Operating results for interim periods are not necessarily indicative of the results for full years or other interim periods. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the consolidated financial statements of Superior for the year ended December 31, 1998 and the related notes thereto (the "Financial Statements") included in the Company's Form 10-K for the year ended December 31, 1998.

    The accompanying condensed consolidated financial statements include the accounts of Superior and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.  Significant Accounting Policies and Use of Estimates

    There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a description of these policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.  Acquisitions

In the first three months of 1999, the Company acquired 9 solid waste businesses that were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $34.3 million in cash. The final determination of cost, and allocations thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are resolved, the purchase price is adjusted. Future payments are contingent based on working capital adjustments, debt adjustments and contingent liabilities and are recorded at the time of acquisition if the contingent payment can be reasonably estimated. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

    During the first three months of 1999, 12,331 shares were issued and $1.1 million of cash was paid in settlement of final valuation computations on certain acquisitions that occurred in 1998.

    The unaudited pro forma results of operations below assume that 1998 and 1999 acquisitions accounted for as purchases occurred at the beginning of 1998. In addition to combining the historical results of all such acquired entities, the pro forma calculations include adjustments for amortization of various intangibles acquired in conjunction with the acquisitions. However, no adjustments have been reflected for nonrecurring expenses as a result of the acquisition of the entities.

                                                       Three Months Ended
                                                           March 31,
                                                  1998                    1999
                                                  ----                    ----
                                                 (Unaudited and in thousands,
                                                    except per share amounts)
       Total net revenue                          $83,383               $84,643
       Net income                                 $ 3,422               $ 7,048
       Earnings per share - basic and diluted     $  0.11               $  0.22

    The pro forma financial information does not purport to be indicative of the result, which would actually have been recognized had the purchase transactions been completed on January 1, 1998 or which may be realized in the future.

4.  Shareholders' Investment

    On January 18, 1999, February 10, 1999, February 23, 1999 and March 24, 1999 the Company granted employee incentive stock options exercisable for 8,000, 2,000, 470,531, and 30,000 shares of Common Stock at exercise prices of $17.50, $16.8125, $19.6875, and $19.875 per share, respectively. The exercise prices were all fair market value on the grant date. The options become exercisable 25% after one year and an additional 6.25% for each quarter thereafter.

       Prior to its merger with the Company, GeoWaste Incorporated issued warrants to an investment banker for investment advisory services rendered. The warrants allowed the holders to acquire up to 192,800 shares of the Company's common stock at $6.33 per share. On February 1, 1999, the holders of the warrants converted the warrants into 119,417 shares of the Company's common stock, following the cash-free exercise conversion rights contained in the warrant agreement.

5.  Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                         Three Months Ended
                                                                             March 31,
                                                                          1998           1999
                                                                          ----           ----
       Numerator

       Income from continuing operations used in computing
       basic and diluted earnings per share                             $3,319         $7,042
                                                                        ======         ======

       Denominator

       Denominator  for basic earnings per share - weighted
       average common shares                                            31,653         32,305

       Effect of dilutive securities - employee stock options
                                                                           458            198
                                                                        ------         ------

       Denominator for diluted warnings per share - adjusted
       weighted average common shares                                   32,111         32,503
                                                                        ======         ======


6.  Landfill costs

    Landfill costs include land held for development which is not being amortized. In order to develop and operate a landfill, the Company typically must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the Company determines that the facility cannot be developed, these costs are charged to expense.

7.  Commitments and Contingencies

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

    The Company or its subsidiaries have been notified that they are potentially responsible parties ("PRPs") in connection with two sites listed on the National Priorities List ("NPL"). When the Company concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in the Company's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company will provide for the minimum amount within the range, in accordance with generally accepted accounting principles.

    One NPL location is a landfill owned by the Company for which the range of total costs for remaining remediation is estimated to be between $688,000 and $2.3 million. The Company has an accrued liability of approximately $2.3 million relating to this matter. As the timing of payments is uncertain, the accrual was not measured on a discounted basis. The reasonably possible loss for this site is not expected to exceed the amounts accrued by the Company for the selected remedial action. The Company has entered into settlement agreements with certain of the generator PRPs, in which the generator PRPs agree to contribute a total of approximately 62% of future remediation costs and the annual operating, maintenance, and monitoring costs. The former owner of the location agreed to indemnify the Company up to $2.8 million for any site liabilities the Company may incur as a PRP. The Company has been paid approximately $500,000 by the former owner. The Company and the former owner are in dispute regarding the cost of a likely remediation plan. An engineer selected by the former owner has estimated the total remediation costs to be $688,000. This dispute is now before an arbitrator. The Company has recorded as an asset approximately $2.3 million that is deemed probable of recovery from the generator PRPs and through indemnification from the former owner. The Company believes its existing financial reserves, together with the amounts paid and remaining payable by the former owner and the contribution obligations of the generator PRPs, are adequate to cover the currently anticipated remediation costs.

    The Company acquired Nicholas Enterprises, Inc. ("Nicholas") as part of the PenPac acquisition on September 30, 1998. Prior to the Company's acquisition of PenPac, Nicholas was named as a defendant in litigation pursuant to the New Jersey Spill Compensation and Control Act at Sharkey's Landfill, a site in New Jersey. During 1998, Nicholas was released from its liability pertaining to the site in exchange for remitting $300,000 of insurance proceeds and other additional assessments up to $50,000. Further, prior to the acquisition by the Company, Nicholas was named as a PRP at the Cortese Landfill, a NPL site in New York, pursuant to the Comprehensive Response, Compensation and Control Act. During 1994, Nicholas agreed to pay approximately $200,000 to the State of New York in final settlement of its share of past costs at the site. This amount has been paid. Nicholas has requested, but not yet received, release of liability for any subsequent costs related to this site. Although the Company has not been informed of any additional liability related to these sites, under the terms of the acquisition agreement for Nicholas, its former shareholders have agreed to indemnify the Company, to the extent not covered by insurance, for all claims arising from these sites.

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

    In connection with the Company's acquisition of AWS on March 31, 1998, a landfill was acquired which was subject to legal proceedings brought by the local municipality. In October 1996, the municipality filed an administrative appeal challenging the State of Alabama Department of Environmental Management's ("ADEM") decision to issue a landfill permit modification. An administrative commission appointed a judge to act as a hearing officer to oversee the permit appeal. Based upon the hearing officer's recommendation, the administrative commission in June 1997 unanimously adopted the recommendation of the hearing officer that the landfill permit modification was properly issued. The municipality filed an appeal of this administrative decision in state circuit court. The Company has landfill assets with a net book value of $3.8 million at this site. Separately, the municipality in August 1996 filed in federal district court a citizen's suit against the landfill brought under provisions of the Clean Water Act and the Resource Conservation and Recovery Act. In addition to federal claims, the municipality has alleged certain state law claims that, among other things, the prior owners of the landfill misrepresented the geology and hydrogeology of an expansion portion of the landfill, allegedly inducing the municipality to grant local approval for the expansion of the landfill. This local approval is a prerequisite for issuance of the ADEM solid waste permit. Prior to the acquisition of the landfill, the prior owners were engaged in settlement negotiations with the municipality regarding these proceedings. Since the acquisition, the Company has met with municipal officials and presented settlement offers. The municipality approved a final settlement on

April 20, 1999. Such settlement will not have a material adverse effect on the Company's financial condition or results of operations. Dismissal of the proceedings is now pending.

    In the normal course of its business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state or local agencies. To date, the Company has not been required to pay any material fine or judgment for violation of an environmental law. The Company is involved in various environmental matters and governmental proceedings, including original or renewal permit filings in connection with the establishment, operation, expansion, closure and post closure activities of certain landfills. There can be no assurance that such permits shall be granted or such proceedings resolved in a manner favorable to the Company. From time to time, the Company also may be subjected to actions brought by citizen's groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. The Company is also subject from time to time to claims for personal injury or property damage arising out of accidents involving its vehicles. The Company believes that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

    Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are either described in close proximity to such statements or include the following (i) the Company's ability to manage its growth; (ii) the availability to the Company of additional acquisition opportunities at favorable pricing levels and the ability of the Company to effectively integrate its existing and potential future acquisitions; (iii) the continuing seasonality of its business; and (iv) competition for both collection and disposal services and acquisitions. All of these factors, or others, could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

    The Company provides solid waste collection, transfer, transportation, recycling and disposal services to over 750,000 residential, commercial and industrial customers in Alabama, Florida, Georgia, Illinois, Michigan,
Minnesota, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia, and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of that provide additional waste volumes to the Company's landfills and recycling facilities. As of March 31, 1999, solid waste operations consisted of 19 Company-owned solid waste landfills, four managed third party landfills, 49 solid waste collection operations, 19 recycling facilities and 15 solid waste transfer stations.

    As described more fully below, revenues for the periods presented were comprised of fees received for the following services:

                                                  Three Months Ended March 31
                                                      1998              1999
                                                      ----              ----
            Collection                                 64%               64%
            Third party disposal                       17%               20%
            Recycling                                   9%                7%
            Other integrated waste services            10%                9%
                                                      ----              ----
                                                      100%              100%
                                                      ====              ====


    The Company's strategy for future growth anticipates the recognition of additional revenue from acquiring additional solid waste collection and disposal operations as well as continued internal growth. The Company acquired or had signed definitive agreements to purchase businesses with estimated annualized revenues of $36 million in the first three months of 1999. Of the $36 million in annualized revenues acquired, over $22 million related to solid waste collection operations with the balance related to two special waste operations acquired by the Special Services group. However, the Company believes that future operations acquired will move its revenue mix away from recycling and other integrated waste services and more towards solid waste collection and disposal.


Results of Operations

Overview

    The information presented below reflects the pro forma net income exclusive of merger costs incurred in connection with acquisitions during 1998 which were accounted for as poolings of interest. Pro forma net income includes federal and state income tax provisions for 1998 as if AWS, Gopher and PenPac had been taxable entities, and excludes the cumulative deferred tax provision for AWS, Gopher and PenPac which were Subchapter S Corporations prior to their acquisition.


                                                                            Summary Financial Data
                                                                    (in thousands, except per share data)
                                                                         Three Months Ended March 31,
                                                         ------------------------------------------------------------------
                                                                                Per                                Per
                                                                 1998         Share               1999           Share
                                                                 ----         -----               ----           -----
Revenue                                                        $68,163             -            $80,008               -

Net income, as reported                                        $ 3,319       $  0.10            $ 7,042          $ 0.22
Pro forma adjustments:
   Adjustment for income taxes                                    (335)        (0.01)                 -               -
                                                               -------       -------            -------          ------
   Pro forma net income                                          2,984          0.09              7,042            0.22
Adjustments:
   Deferred income taxes                                           771          0.02                  -               -
   Merger costs, net of tax                                      1,286          0.05                  -               -
                                                               -------       -------            -------          ------
Adjusted  net  income,  exclusive  of merger  costs and
cumulative deferred tax provisions
                                                               $ 5,041       $  0.16            $ 7,042          $ 0.22
                                                               =======       =======            =======          ======


    Revenues in the 1999 first quarter of $80.0 million increased 17.4% over the comparable period in the prior year primarily due to businesses acquired which were accounted for under the purchase method of accounting. Pro forma earnings per share, excluding one-time merger and cumulative deferred tax provisions for the Gopher and PenPac companies which were "S" Corporations prior to their acquisition in 1998, increased 37.5% to $0.22 per share from $0.16 per share for the first quarter of 1998, as restated. The one-time merger costs and the cumulative deferred tax provisions totaled approximately $0.07 per share in the first quarter of 1998. Net income, exclusive of these merger costs and the cumulative deferred tax provisions in 1998, increased 39.7% to $7.0 million in the 1999 first quarter, from $5.0 million in the same period of 1998. The weighted average of common and common equivalent shares outstanding was 32.5 million for the first quarter of 1999 and 32.1 million for the first quarter of 1998, as restated.

    The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                                  Three months ended March 31,
                                                   1998                  1999
                                                   ----                  ----
   Revenues                                       100.0%                100.0%
   Cost of operations                              58.5                  58.0
   Selling, general and administrative expenses    14.6                  12.9
   Merger costs                                     2.2                     -
   Depreciation and amortization                   13.7                  13.7

   Operating income                                11.0                  15.4
   Interest expense                                 1.5                   1.2
   Other income                                    (0.8)                 (0.8)
                                                  -----                 -----
   Income before income taxes                      10.3                  15.0
   Income taxes                                     5.4                   6.2
                                                  -----                 -----
   Net income                                       4.9%                  8.8%
                                                  =====                 =====

Revenues

    Revenues increased $11.8 million, or 17.4% for the first quarter of 1999 compared to the 1998 first quarter primarily due to the $9.8 million impact of operations acquired which were accounted for under the purchase method of accounting. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills and to price increases enacted late in the quarter. Daily disposal volume at the Company's landfills rose to an average of approximately 15,400 tons per day in the 1999 first quarter compared to an average of 10,700 tons per day in the corresponding period last year. The higher landfill volume was predominantly the result of waste received at four new disposal sites acquired since March 31, 1998. The Company expects price increases to have a greater effect on organic growth in the second quarter of 1999 due to a full quarter effect from the price increases enacted late in the first quarter. Also, volume growth was lowered by a large project which was performed by the Special Services group in the first quarter of 1998 which the Company chose not to perform again in the first quarter of 1999.

    The resale prices of, and demand for, recyclable waste products, particularly wastepaper, can be volatile and subject to changing market conditions. However, the impact of prices for recyclable wastepaper had essentially no effect on revenues in the 1999 first quarter compared to the 1998 first quarter as the average price received by the Company for its recyclable waste products remains basically unchanged. The Company expects the recycling operations to continue to be profitable due to the Company's floor-pricing arrangement with a national paper company and fees received for providing recyclable waste collection services to its customers.

Cost of Operations

    Cost of operations for the three months ended March 31, 1999 increased $6.5 million, or 16.3%, to $46.4 million from $39.9 million for the three months ended March 31, 1998. However, as a percentage of revenues, cost of operations decreased from 58.5% in the first quarter of 1998 to 58.0% in the first quarter of 1999. This was primarily due to cost savings at landfills owned and operated, the higher relative percentage of integrated collection business resulting in a higher overall percentage of waste collected by the Company which is disposed of at its own facilities, and the higher relative percentage of business from disposal operations (which generally have lower costs of operations than collection operations and other integrated waste services). During the first quarter of 1999, the Company internalized 62% of the waste it collected to its own disposal sites compared to 59% during the first three months of 1998. The Company's goal is to maintain or increase its internalization rate through focusing on full vertical integration of its solid waste business in all of its service areas. Changes in this trend are dependent on the timing and mix of potential future business acquisitions, as well as the seasonality of the Company's operations. See "Seasonality." The increase in the dollar amount of cost of operations was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired.

Selling, General and Administrative Expense ("SG&A")

    SG&A increased $364,000, or 3.7%, to $10.3 million for the three-month period ended March 31, 1999 from $9.9 million for the three-month period ended March 31, 1998. However, as a percentage of revenues, SG&A decreased to 12.9% in the first quarter of 1999 compared to 14.6% in the first quarter of 1998. The Company believes that SG&A as a percentage of revenue would have been lower in the first quarter of 1999 had the acquisitions completed in March been completed earlier in the quarter. Resulting in a larger revenue base over which to spread the costs. This trend of decreasing SG&A as a percentage of revenue is expected to continue in the near term due primarily to the impact of spreading corporate SG&A costs over a larger revenue base as the Company integrates acquisitions and continues to pursue its acquisition growth strategy. The actual dollar amount of SG&A increased primarily due to increased costs for personnel necessary to service new customers, including those associated with the operations acquired, and to support the Company's acquisition program.

Merger Costs

    The Company incurred no nonrecurring merger costs during the first three months of 1999 compared to $1.5 million in the first three months of 1998 because there were no mergers completed during 1999 which were accounted for using the pooling of interests method. The one-time merger costs in the first quarter of 1998 included severance and bonuses, professional fees, and other related merger costs.

Depreciation and Amortization

    Depreciation and amortization increased $1.6 million, or 17.7%, for the three-month period ended March 31, 1999, compared to the same period in 1998, due to increased depreciation costs for the additional assets and operations acquired. As a percentage of revenues, depreciation and amortization remained the same at 13.7% in the first quarter of 1999 and 1998.

Interest Expense

    Interest expense decreased $73,000, or 7.1%, for the three-month period ended March 31, 1999 compared to the same period in 1998 primarily due to lower average interest rates during 1999 compared to 1998. Interest of $724,000 was capitalized during the first three months of 1999 related to land being developed at the landfills.

Income Tax Expense

    The Company's effective tax rate decreased from 52.6% for the three months ended March 31, 1998 to 41.3% for the three-month period ended March 31, 1999. The decrease was primarily due to the impact of certain nondeductible merger costs and cumulative deferred tax provisions in 1998 associated with the conversions of AWS, Gopher and PenPac from subchapter S Corporations to taxable entities.

Liquidity and Capital Resources

    The Company's balance sheet at March 31, 1999 reflected approximately $8.5 million in cash and cash equivalents compared to $9.7 million at December 31, 1998. The decrease in cash and cash equivalents was primarily due to the use of cash to acquire solid waste companies during the first three months of 1999.

    At March 31, 1999, the Company had $104.3 million of outstanding borrowings, and approximately $3.9 million in letters of credit outstanding under its revolving credit facility, with $166.8 million available under its $275 million revolving credit facility for future borrowings. Total long-term debt at March 31, 1999 was $108.1 million. At March 31, 1999, the ratio of the Company's long-term debt to total capitalization was 25.0% compared to 17.3% at December 31, 1998. This increase was attributable to the increase in the use of debt during the first quarter of 1999 to fund the Company's growth through acquisitions.

    The Company's principal strategy for future growth is through the acquisition of additional solid waste disposal, transfer and collection operations. Although there can be no assurance that the Company will be able to complete successfully any such acquisitions, the Company intends to fund any such future acquisitions in 1999 through the use of cash, assumption of indebtedness, future royalties, and/or capital stock. The cash required to fund any future acquisitions will likely be provided from one or more of the following sources: existing cash balances, cash flow from operations and/or borrowings under the Company's revolving credit facility.

    Capital expenditures for the three months ended March 31, 1999 were $13.7 million compared to $8.7 million for the three months ended March 31, 1998, primarily due to increased spending for landfill expansions. Capital expenditures for 1999 are currently expected to be approximately $55 million (including the $13.7 million expended through March 31, 1999) compared to $52.9 million in 1998. These amounts have been and will continue to be primarily allocated to continued spending for landfill expansions. The Company intends to fund future capital expenditures principally through internally generated funds and, to a lesser extent, equipment lease financing. In addition, as described above, the Company also anticipates that it may require substantial additional capital expenditures to facilitate its growth strategy of acquiring additional solid waste collection and disposal businesses. If the Company is successful in acquiring additional solid waste collection and disposal facilities, the Company may also be required to make significant expenditures to bring any such newly acquired disposal facilities into compliance with applicable regulatory requirements, obtain permits for any such newly acquired disposal facilities or expand the available disposal capacity at any such newly acquired disposal facilities. The amount of these expenditures cannot be currently determined, since they will depend on the nature and extent of any acquired landfill disposal facilities, the condition of any facilities acquired and the permitting status of any acquired sites. In the past, the Company has been able to obtain other types of financing arrangements, such as equipment lease financing, to fund its various capital requirements. The Company believes it can readily access such additional sources of financing as necessary to facilitate the Company's growth.

    Net cash provided by operations for the three months ended March 31, 1999 decreased to $7.9 million from $12.1 million in the three months ended March 31, 1998. The decrease was primarily due to the increase in prepaid expenses and other current assets of $5.5 million and to a decrease in accounts payable and accrued expenses of $5.1 million between the first three months of 1998 and the first three months of 1999. The decrease in cash, resulting from the change in operating assets, was partially offset by the increase in net income of $3.7 million between the first three months of 1998 and the first three months of 1999.

    Net cash used in investing activities for the three months ended March 31, 1999 increased to $49.1 million from $22.5 million in the three months ended March 31, 1998. The increase was primarily due to the Company's $35.4 million of net cash payments for operations acquired in the three months ended March 31, 1999 compared to the $14.1 million of net cash payments in the three months ended March 31, 1998.

    Net cash provided by financing activities in the three months ended March 31, 1999 totaled $40.0 million, compared to $5.4 million of cash used in the three months ended March 31, 1998, reflecting the proceeds from long-term debt of $47.6 million compared to only $3.7 million in the first quarter of 1998.

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

Year 2000 Initiative

    The Company is conducting a comprehensive review to ensure that all internal computer systems and equipment are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment related systems) and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (iv) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed its inventory phase of this plan and is actively engaged in completing the remaining phases. The Company currently expects to complete all phases of this plan and that all computer systems will be Year 2000 complaint before October 31, 1999.

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

    The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to influence. The Company has made the assumption that government agencies, utility companies and national telecommunication providers will continue to operate without interruption. The lack of such services could have a material impact on the Company's ability to operate, but the Company has little, if any, ability to influence such results, or to make alternative arrangements in advance for such services if they are unavailable. Additionally, the Company believes that disruptions in the economy generally resulting from Year 2000 issues could have a material adverse impact on the Company. The Company could be subject to litigation for computer system failures such as equipment shutdown or failure to properly update business records. Other potential consequences include the inability to accurately and timely update customers' accounts, process financial transactions, bill customers, report accurate data to management, shareholders, customers, and others as well as business interruptions and financial losses. The amount of potential liability or loss of revenue to the Company cannot be reasonably estimated at this time.

    The Company intends to develop contingency plans within the second quarter of 1999 to address Year 2000 problems. The Company believes that this is an appropriate time frame for developing these contingency plans and that efforts prior to that time should be focused on the remediation and testing phases of the Company's Year 2000 readiness plan.

    While the Company believes its planning efforts should be adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 to fully execute its Year 2000 initiative. Through March 31, 1999, the Company has spent approximately $35,000 in connection with Year 2000 issues. All Year 2000 expenditures are made from the information systems department budget and are expensed against earnings. The percentage of the information systems department budget during 1999 expected to be used for Year 2000 remediation is less than 10%. No information systems projects have been deferred due to Year 2000 efforts.

                                     PART II

Item 1. Legal Proceedings

        See Note 7 to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain legal proceedings.



Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Superior Services, Inc.
                                           (Registrant)


Date      May 14, 1999                     /s/George K. Farr
                                           George K. Farr
                                           Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX



Exhibit Number             Exhibit Description
--------------             -------------------

     27                    Financial Data Schedule