Form 10-Q
period 1999-06-30
SUPERIOR SERVICES INC
filed 1999-08-17
CIK 1005751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
         Yes_X__            No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       The number of shares of Common Stock of the registrant, par value $.01 per share, outstanding on August 9, 1999 was 32,461,756.

                             SUPERIOR SERVICES, INC.
                                 FORM 10-Q INDEX
                       For the Quarter Ended June 30, 1999


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets.........................3

                 Condensed Consolidated Income Statements......................4

                 Condensed Consolidated Statements of Shareholders'
                 Investment....................................................5

                 Condensed Consolidated Statements of Cash Flows...............6

                 Notes to Condensed Consolidated Financial Statements.......7-12

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................13-19


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings................................................20

    Item 2.  Changes in Securities and Use of Proceeds........................20

    Item 4.  Submission of Matters to a Vote of Securities Holders............20

    Item 6.  Exhibits and Reports on Form 8-K.................................21


SIGNATURES....................................................................22

EXHIBIT INDEX.................................................................23


                             Superior Services, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                     December 31,         June 30,
                                                                        1998                1999
                                                                     ------------       -----------
                                                                                        (unaudited)
ASSETS
     Current assets:
         Cash and cash equivalents                                   $      9,715       $     4,447
         Trade accounts receivable                                         58,122            75,073
         Prepaid expenses and other current assets                          5,607             7,255
                                                                     ------------       -----------
     Total current assets                                                  73,444            86,775

     Property and equipment, net                                          312,497           338,321
     Restricted funds held in trust                                         1,149             1,317
     Other assets                                                           5,529             7,887
     Intangible assets, net                                               134,223           185,189
                                                                     ------------       -----------

     Total assets                                                    $    526,842       $   619,489
                                                                     ============       ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT Current liabilities:
         Current maturities of long-term debt                        $      5,194       $     2,938
         Trade accounts payable                                            18,069            19,522
         Accrued payroll and related expenses                               4,584             4,953
         Other accrued expenses                                            31,838            37,074
                                                                     ------------       -----------
     Total current liabilities                                             59,685            64,487

     Long-term debt, net of current maturities                             66,284           132,836
     Disposal site closure and long-term care obligations                  48,289            50,230
     Deferred income taxes                                                 23,865            24,008
     Other liabilities                                                     11,977            13,044

     Commitments and contingencies

     Shareholders' Investment:
         Common stock                                                         322               325
         Additional paid-in capital                                       249,023           249,744
         Retained earnings                                                 67,397            84,815
                                                                     ------------       -----------

     Total shareholders' investment                                       316,742           334,884
                                                                     ------------       -----------

     Total liabilities and shareholders' investment                  $    526,842       $   619,489
                                                                     ============       ===========



   The accompanying notes are an integral part of these financial statements.


                             Superior Services, Inc.
                    Condensed Consolidated Income Statements
               (In Thousands, Except Share and Per Share amounts)
                                   (Unaudited)


                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------      -------------------------

                                                           1998              1999           1998            1999
                                                           ----              ----           ----            ----
                                                        (Restated)                      (Restated)

Revenues                                                $   81,462       $   98,995     $  149,625      $  179,003

Expenses:

  Cost of operations                                        46,825           55,724         86,704         102,119

  Selling, general and administrative costs                  9,602           11,453         19,536          21,751

  Merger costs                                                 315                -          1,858               -

  Depreciation and amortization expenses                     9,955           12,814         19,271          23,780
                                                        ----------       ----------     ----------      ----------

                                                            66,697           79,991        127,369         147,650
                                                        ----------       ----------     ----------      ----------

Operating income                                            14,765           19,004         22,256          31,353

Other income (expense):

     Interest expense                                         (902)          (1,479)        (1,925)         (2,429)

     Other income                                              460              136            998             724
                                                        ----------       ----------     ----------      ----------

Income before income taxes                                  14,323           17,661         21,329          29,648

Provision for income taxes                                   5,676            7,285          9,363          12,230
                                                        ----------       ----------     ----------      ----------

Net income                                              $    8,647       $   10,376     $   11,966      $   17,418
                                                        ==========       ==========     ==========      ==========

Earnings per share - basic                              $     0.27       $     0.32     $     0.38      $    0.54
                                                        ==========       ==========     ==========      ==========

Earnings per share - diluted                            $     0.26       $     0.32     $     0.37      $     0.53
                                                        ==========       ==========     ==========      ==========

Pro forma adjustments (note 3):

  Net income, as reported                               $    8,647       $   10,376     $   11,966      $  17,418

  Adjustment for income taxes                                (265)                -           (600)              -
                                                        ----------       ----------     ----------      ----------

  Net income, as adjusted                               $    8,382       $   10,376     $   11,366      $   17,418
                                                        ==========       ==========     ==========      ==========

Earnings per share as adjusted - basic                  $     0.26       $     0.32     $     0.36      $     0.54
                                                        ==========       ==========     ==========      ==========


Earnings per share as adjusted -diluted                 $     0.26       $     0.32     $     0.35      $     0.53
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


                             Superior Services, Inc.
          Condensed Consolidated Statements of Shareholders' Investment
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                              Common         Additional
                                                               Stock          Paid-In         Retained
                                               Shares         Amount          Capital         Earnings       Total
                                               ------         ------          -------         --------       -----


Balance at December 31, 1998                 32,202,297        $322           $249,023         $67,397      $316,742
Net income                                            -           -                  -          17,418        17,418

Issuance of common stock:
  Exercise of stock options and
    warrants                                    179,345           2                677               -           679
  Other                                          77,727           1                 44               -            45
                                             ----------        ----           --------         -------      --------

Balance at June 30, 1999                     32,459,369        $325           $249,744         $84,815      $334,884
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


                             Superior Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     For the six months ended
                                                                                              June 30
                                                                                              -------
                                                                                 1998                        1999
                                                                                 -----                       ----
OPERATING ACTIVITIES
Net income                                                                      $11,966                     $17,418
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                               19,271                      23,780
     Deferred income taxes                                                        1,137                         143
     (Gain) loss on sale of assets                                                  (97)                        598
     Changes in operating assets and liabilities, net of effects of acquired businesses:
        Accounts receivable                                                      (9,019)                    (13,775)
        Prepaid expenses and other current assets                                  (404)                       (707)
        Accounts payable and accrued expenses                                    (2,696)                     (5,479)
        Disposal site closure and long-term care
          obligation                                                              1,847                       1,941
        Other                                                                       916                        (627)
                                                                                -------                     -------
Net cash provided by operating activities                                        22,921                      23,292

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                                 (27,370)                    (61,174)
Purchases of property and equipment                                             (20,352)                    (32,440)
Proceeds from sale of property and equipment                                      1,283                         247
Increase in restricted funds held in trust                                         (516)                       (168)
                                                                                -------                     -------
Net cash used in investing activities                                           (46,955)                    (93,535)

FINANCING ACTIVITIES
Net decrease in short-term borrowings                                            (2,259)                     (2,256)
Proceeds from long-term debt                                                      4,805                      77,263
Payments of long-term debt                                                      (10,713)                    (10,712)
Issuance of common stock                                                          1,533                         680
Subchapter S distributions to former shareholders                                (1,411)                          -
                                                                                -------                     -------
Net cash provided by (used in) financing activities                              (8,045)                     64,975
                                                                                -------                     -------
Net decrease in cash and cash equivalents                                       (32,079)                     (5,268)
Cash and cash equivalents at beginning of period                                 44,955                       9,715
                                                                                -------                     -------
Cash and cash equivalents at end of period                                      $12,876                     $ 4,447
                                                                                =======                     =======


   The accompanying notes are an integral part of these financial statements.

                             Superior Services, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999


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

       During 1998, the Company acquired Alabama Waste Systems, Inc. and Acmar Regional Landfill, Inc. (collectively "AWS"); Gopher Disposal, Inc., Eagle Environmental, Inc., Materials Recovery, Ltd. and Watson's Rochester Disposal, Inc. (collectively "Gopher"); PenPac, Inc., Heritage Recycling, Inc., Iorio Carting, Inc., ACS Services, Inc., Recycling Techniques, Inc., Advanced Waste Technologies, Inc., Baray, Inc., and Nicholas Enterprises, Inc. (collectively "PenPac"); all accounted for using the pooling of interests method. Prior to their merger, AWS, a substantial number of companies comprising Gopher and PenPac had each selected S Corporation status for income tax purposes. As a result of their merger, AWS, Gopher and PenPac terminated their S Corporation elections. Pro forma provisions for income taxes are presented for the six months ended June 30, 1998 and have been computed as if AWS, Gopher and PenPac had been "C" Corporations during the period.

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

3.     Acquisitions

       In the first six months of 1999, the Company acquired 17 waste businesses that were accounted for as purchases. Aggregate consideration for these acquisitions was approximately $60.5 million in cash. The final determination of cost, and allocations thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are resolved, the purchase price is adjusted. Future payments are contingent based on working capital adjustments, debt adjustments and contingent liabilities and are recorded at the time of acquisition if the contingent payment can be reasonably estimated. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's financial statements from their respective dates of acquisition.

       During the first six months of 1999, 77,727 shares were issued and $1.5 million of cash was paid in settlement of final valuation computations on certain acquisitions that occurred in 1998.

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

                                                                 Six months ended June
                                                                          30,
                                                             1998                    1999
                                                             ----                    ----
                                                            (Unaudited and in thousands,
                                                               except per share amounts)
        Total net revenue                                 $187,895              $192,998
        Net income                                        $ 12,260              $ 17,571
        Earnings per share - basic and diluted            $   0.38              $   0.54

       The pro forma financial information does not purport to be indicative of the result which would actually have been recognized had the purchase transactions been completed on January 1, 1998 or which may be realized in the future.

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

       On May 11,1999, the Company granted non-qualified common stock options for 10,000 shares at an exercise price of $23.625 per share to independent directors serving the Company's Board of Directors. These options vest ratably over an approximate three-year period.

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

5.     Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                          Three Months Ended                 Six Months Ended
                                                          ------------------                 ----------------
                                                                June 30,                         June 30,
                                                                --------                         --------
                                                           1998            1999            1998             1999
                                                           ----            ----            ----             ----
  Numerator

  Income  from   continuing   operations   used  in
  computing basic and diluted earnings per share        $    8,647      $   10,376      $   11,966        $   17,418
                                                        ==========      ==========         =======           =======

  Denominator

  Denominator   for  basic  earnings  per  share  -
  weighted average common shares                        32,003,714      32,448,196      31,863,541        32,401,017

  Effect of dilutive  securities  - employee  stock
  options                                                  705,111         317,319         471,978           247,800
                                                        ----------      ----------      ----------        ----------

  Denominator  for  diluted  warnings  per  share -
  adjusted weighted average common shares               32,708,825      32,765,515      32,335,519        32,648,817
                                                        ==========      ==========      ==========        ==========

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

7.     Commitments and Contingencies

       In connection with the formation of the Company in 1993 through the consolidation of three groups of independent waste services companies, certain potential environmental liabilities associated with the previously filled portion of the Superior Valley Meadows landfill were identified. The range of possible loss has been estimated not to exceed $1.3 million. At the time of the consolidation of these companies into the Company, a contingent liability escrow was established to cover the highest estimated costs of redemption and monitoring with respect to the contingent liabilities. To indemnify the Company against these contingent liabilities, $1,308,000 is being held in an escrow account. The Company believes that the entire amount of such environmental liabilities will either be covered by the foregoing indemnification arrangement or otherwise is not expected to have a material adverse effect on the Company's results of operations or financial condition.

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

Subsequent Event - Pending Merger with Vivendi

       OnJune 11, 1999 the Company and Vivendi, a societe anonyme organized under the laws of France ("Parent"), entered into an Agreement and Plan of Merger ("Merger Agreement") to acquire the Company in a two-step tender offer/merger transaction.

       The first step of the transaction was a cash tender offer by Onyx Solid Waste Acquisition Corp., a Wisconsin corporation and wholly-owned subsidiary of Parent ("Purchaser"), to acquire all of the Company's outstanding Common Stock, including the associated Common Stock Purchase Rights issued pursuant to the Rights Agreement, dated as of February 21, 1997, as amended, between the Company and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Rights Agent (the "Rights" and, together with the Common Stock, the "Shares"), at $27.00 per Share, net to the seller in cash (the "Offer"). The Offer was completed on July 16, 1999 and Purchaser purchased approximately 30.3 million Shares, or approximately 93% of the issued and outstanding Shares, pursuant to the Offer.

       The merger of Purchaser with and into the Company (the "Merger"), in which the Company will be the surviving corporation, is the second and final step in the acquisition of the Company by Parent and is conditioned, among other things, principally upon the receipt of all necessary solid waste regulatory approvals in the states in which the Company operates. As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of Parent. In the Merger, each outstanding Share (other than Shares owned by Parent, Purchaser or any other subsidiary of Parent, held in the treasury of the Company or owned by any wholly-owned subsidiary of the Company, and other than Shares as to which the holder has properly exercised dissenters' rights) will be converted into the right to receive $27.00 in cash, without interest thereon.

       The Merger Agreement provides that the Company will take, consistent with applicable law and its Restated Articles of Incorporation and By-Laws, all actions necessary to convene a meeting of holders of Shares as promptly as practicable to consider and vote upon the approval of the Merger Agreement. At such meeting of the Company's shareholders, all of the Shares then owned by Parent, Purchaser and any other subsidiary of Parent will be voted in favor of the Merger Agreement. As a result of the consummation of the Offer, Purchaser owns approximately 93% of the outstanding Shares, or approximately 80% of the aggregate voting power of the issued and outstanding Shares. Accordingly, the approval of the Merger Agreement at such special meeting of the Company's shareholders is assured without the affirmative vote of any other shareholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

       The Company provides solid waste collection, transfer, transportation, recycling and disposal services to over 800,000 residential, commercial and industrial customers in Alabama, Florida, Georgia, Illinois, Michigan,
Minnesota, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia, and Wisconsin. The Company also provides other integrated waste services, most of which are project-based and many of that provide additional waste volumes to the Company's landfills and recycling facilities. As of June 30, 1999, solid waste operations consisted of 19 Company-owned solid waste landfills, four managed third party landfills, 49 solid waste collection operations, 18 recycling facilities and 22 solid waste transfer stations.

       As described more fully below, revenues for the periods presented were comprised of fees received for the following services:


                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                             --------                     --------
                                     1998               1999       1998              1999
                                     -----              ----       ----              ----

  Collection                          62%               61%         63%              62%
  Third party disposal                19%               20%         18%              18%
  Recycling                            7%                6%          8%               6%
  Other integrated waste services     12%               13%         11%              14%
                                      ---               ---         ---              ---
                                     100%              100%        100%             100%
                                     ====              ====        ====             ====

Results of Operations

Overview

       The information presented below reflects the pro forma net income exclusive of merger costs incurred in connection with acquisitions during 1998 which were accounted for as poolings of interest. Pro forma net income includes federal and state income tax provisions for 1998 as if AWS, Gopher and PenPac had been taxable entities, and excludes the cumulative deferred tax provision for AWS which was a Subchapter S Corporation prior to its acquisition.


                                                                             Summary Financial Data
                                                                      (in thousands, except per share data)
                                                                           Three months ended June 30,
                                                      -----------------------------------------------------------------
                                                                              Per                                 Per
                                                                 1998         Share                1999           Share
                                                                 ----         -----                ----           -----
                                                              (restated)
    Revenue                                                     $81,462           -               $98,995             -

    Net income, as reported                                      $8,647       $0.26               $10,376         $0.32
    Pro forma adjustments:
       Adjustment for income taxes                                (265)           -                     -             -
                                                                -------       -----               -------         -----
       Pro forma net income                                       8,382        0.26                10,376          0.32
    Adjustments:
       Merger costs, net of tax                                     170           -                     -             -
                                                                -------       -----               -------         -----
    Adjusted  net  income, exclusive of merger costs
    and cumulative deferred tax provisions                      $ 8,552       $0.26               $10,376         $0.32
                                                               ========       =====               =======         =====

                                                                             Summary Financial Data
                                                                      (in thousands, except per share data)
                                                                           Three months ended June 30,
                                                     -----------------------------------------------------------------
                                                                              Per                               Per
                                                                  1998        Share                 1999           Share
                                                                  ----        -----                 ----           -----
                                                              (restated)
  Revenue                                                      $149,625           -              $179,003             -
  Net Income, as reported                                      $ 11,966       $0.37              $ 17,418         $0.53
  Pro forma adjustments:
     Adjustment for income taxes                                    600       (0.02)                    -             -
                                                               --------       -----              --------         -----
     Pro forma net income                                        11,366        0.35                17,418          0.53
  Adjustments:
     Deferred income taxes                                          771        0.02                     -             -
     Merger costs, net of tax                                     1,456        0.05                     -             -
                                                               --------       -----              --------         -----
  Adjusted net income, exclusive of merger
  costs and cumulative deferred tax provisions                 $ 13,593       $0.42              $ 17,418         $0.53
                                                               ========       =====              ========         =====

       Revenues in the 1999 second quarter of $99.0 million increased 21.5% over the comparable period in the prior year primarily due to businesses acquired which were accounted for under the purchase method of accounting. Pro forma earnings per share, exclusive of one-time merger costs, increased 23.1% to $0.32 per share from $0.26 per share for the second quarter of 1998, as restated. Net income, exclusive of one-time merger costs, increased 21.3% to $10.4 million in the 1999 second quarter, from $8.6 million in the same period of 1998. The weighted average of common and common equivalent shares outstanding was 32.8 million for the second quarter of 1999 and 32.7 million for the second quarter of 1998, as restated.

       For the first six months of 1999, revenues increased 19.6% to $179.0 million compared to $149.6 million for the same period in the prior year, primarily due to businesses acquired which were accounted for under the purchase method of accounting. Net income, excluding one-time merger costs and the cumulative deferred tax provision in 1998 for AWS which was a "S" Corporation prior to its acquisition, increased 28.1% to $17.4 million in the first half of 1999, from $13.6 million in the first half of 1998. Pro forma earnings per share, excluding one-time merger costs and the cumulative deferred tax provision for AWS in 1998, increased 26.2% to $0.53 per share from $0.42 per share for the second half of 1998, as restated. The weighted average of common and common equivalent shares outstanding was 32.6 million for the first half of 1999 and
32.3 million for the first half of 1998, as restated.

       The following table sets forth for the periods indicated the percentage of revenues represented by the individual line items reflected in the Company's condensed consolidated statements of operations:

                                                      Three months ended June 30,         Six months ended June 30,
                                                          1998              1999         1998                 1999
                                                          ----              ----         ----                 ----
                                                        (restated)                    (restated)

  Revenues                                                100.0%            100.0%       100.0%              100.0%
  Cost of Operations                                       57.5              56.3         57.9                57.0
  Selling, general and administrative
    expenses                                               11.8              11.6         13.1                12.2
  Merger costs                                              0.4                 -          1.2                   -
  Depreciation and amortization                            12.2              12.9         12.9                13.3
                                                          -----             -----        -----               -----
  Operating income                                         18.1              19.2         14.9                17.5
  Interest expense                                          1.1               1.5          1.3                 1.4
  Other (income) expense                                   (0.6)             (0.1)        (0.7)               (0.4)
                                                          -----             -----        -----               -----
  Income before income taxes                               17.6              17.8         14.3                16.5
  Income taxes                                              7.0               7.3          6.3                 6.8
                                                          -----             -----        -----               -----
  Net income                                              10.6%             10.5%          8.0%                9.7%
                                                          =====             =====        ======              =====

Revenues

       Revenues increased $17.5 million, or 21.5%, and 29.4 million, or 19.6%, for the three-and six-month periods, respectively, ended June 30, 1999 compared with the same periods in 1998. These increases for each 1999 period were primarily due to the impact operations acquired which were accounted for under the purchase method of accounting. Revenues for each 1999 period compared to the same periods in 1998 increased $13.5 million and $23.3 million, respectively, from the impact of operations acquired. The increase in revenue was also due, to a much lesser extent, to increases in volumes of wastes collected and disposed at the Company's landfills and to price increases enacted late in the first quarter of 1999.

Cost of Operations

       Cost of operations increased $8.9 million, or 19.0%, and $15.4 million, or 17.8%, for the three-and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. However, as a percentage of revenues, cost of operations decreased from 57.5% in the second quarter of 1998 to 56.3% in the second quarter of 1999, and from 57.9% in the first six months of 1998 to 57.0% in the first six months of 1999. During the second quarter of 1999, the Company internalized 63% of the waste it collected to its own disposal sites. The increase in the dollar amount of cost of operations in both the three-and six-months ended June 30, 1999 over the comparable periods in 1998 was primarily attributable to the costs of collecting and disposing of the increased volumes of wastes received from services provided to new customers, including the operation of new businesses acquired.

Selling, General and Administrative Expense ("SG&A")

       SG&A increased $1.9 million, or 19.3%, and $2.2 million, or 11.3%, for the three-and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. As a percentage of revenues, SG&A decreased to 11.6% in the second quarter of 1999 compared to 11.8% in the second quarter of 1998, and to 12.2% in the first six months of 1999 compared to 13.1% in the first six months of 1998. SG&A decreased as a percentage of revenue due primarily to the impact of spreading corporate SG&A costs over a larger revenue base as the Company integrates acquisitions and continues to pursue its acquisition growth strategy. The actual dollar amount of SG&A increased primarily due to increased costs for personnel necessary to service new customers, including those associated with the operations acquired.

Merger Costs

       The Company incurred no nonrecurring merger costs during the first six months of 1999 compared to $1.9 million in the first six months of 1998 because there were no mergers completed during 1999 which were accounted for using the pooling of interests method. The one-time merger costs in the first half of 1998 included severance and bonuses, professional fees, and other related merger costs.

Depreciation and Amortization

       Depreciation and amortization increased $2.9 million, or 28.7%, and $4.5 million, or 23.4%, for the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998 due to increased depreciation costs for the additional assets and operations acquired. As a percentage of revenues, depreciation and amortization increased to 12.9% in the second quarter of 1999 compared to 12.2% in the second quarter of 1998, and to 13.3% in the first six months of 1999 compared to 12.9% in the first six months of 1998.

Liquidity and Capital Resources

       The Company's balance sheet at June 30, 1999 reflected approximately $4.4 million in cash and cash equivalents compared to $9.7 million at December 31, 1998. The decrease in cash and cash equivalents was primarily due to the use of cash to acquire solid waste companies during the first six months of 1999.

       At June 30, 1999, the Company had $129.3 million of outstanding borrowings, and approximately $3.9 million in letters of credit outstanding under its revolving credit facility. Total long-term debt at June 30, 1999 was $132.8 million. At June 30, 1999, the ratio of the Company's long-term debt to total capitalization was 28.4% compared to 17.3% at December 31, 1998. This increase was attributable to the increase in the use of debt during the first half of 1999 to fund the Company's growth through acquisitions.

       Capital expenditures for the six months ended June 30, 1999 were $32.4 million compared to $20.4 million for the six months ended June 30, 1998, primarily due to increased spending for landfill expansions.

       Net cash provided by operations for the six months ended June 30, 1999 increased to $23.3 million from $22.9 million in the six months ended June 30, 1998. The increase was primarily due to the increase in net income of $5.5 million and to an increase in depreciation and amortization, a non-cash expense, of $4.5 million between the first six months of 1998 and the first six months of 1999. The increase in cash provided was mostly offset by the change in operating assets and liabilities of $9.3 million between the first six months of 1998 and the first six months of 1999.

       Net cash used in investing activities for the six months ended June 30, 1999 increased to $93.5 million from $47.0 million in the six months ended June 30, 1998. The increase was primarily due to the Company's $62.2 million of net cash payments for operations acquired in the six months ended June 30, 1999 compared to the $27.4 million of net cash payments in the six months ended June 30, 1998.

       Net cash provided by financing activities in the six months ended June 30, 1999 totaled $65.0 million, compared to $8.0 million of cash used in the six months ended June 30, 1998, reflecting the proceeds from long-term debt of $77.3 million during the first half of 1999 compared to only $4.8 million in the first half of 1998.

       As a result of the consummation of the Offer, on July 20, 1999 Parent repaid in full all outstanding indebtedness to the Company's syndicate of banks. Parent intends to directly or indirectly fund the Company's future borrowing needs.

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

Year 2000 Initiative

       The Company is conducting a comprehensive review to ensure that all internal computer systems and equipment are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment related systems) and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems;
(iv) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed its inventory phase of this plan and is actively engaged in completing the remaining phases. The Company currently expects to complete all phases of this plan and that all computer systems will be Year 2000 compliant before October 31, 1999.

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

       The Company is currently developing contingency plans to address Year 2000 problems. The Company believes that this is an appropriate time frame for developing these contingency plans.

       While the Company believes its planning efforts should be adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company currently estimates that it will cost approximately $250,000 to fully execute its Year 2000 initiative. Through June 30, 1999, the Company has spent approximately

$140,000 in connection with Year 2000 issues. All Year 2000 expenditures are made from the information systems department budget and are expensed against earnings. The percentage of the information systems department budget during 1999 expected to be used for Year 2000 remediation is less than 10%. No information systems projects have been deferred due to Year 2000 efforts.

                                     PART II

Item 1.  Legal Proceedings

       See Note 7 to Condensed Consolidated Financial Statements included in this Form 10-Q for information regarding certain legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

       A modification has been made to the Rights Agreement, dated as of February 21, 1998, as amended (the "Rights Agreement"), between LaSalle Bank National Association (f/k/a LaSalle National Bank), as Rights agent, relating to the common stock, $.01 par value per share, of the Company (the "Common Stock"), including the associated Common Stock Purchase Rights (the "Rights") issued pursuant to the Rights Agreement. On June 11, 1999, the Company entered into an amendment to the Rights Agreement to make it inapplicable to (i) the Offer and the Merger and (ii) the Merger Agreement, the Stock Option Agreement, dated as of June 11, 1999, by and among Parent and the Company, and the transactions contemplated thereby.

Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's 1999 annual meeting of shareholders was held on Tuesday, May 11, 1999. At the meeting, the shareholders elected each of Joseph P. Tate and Walter G. Winding to the Company's Board of Directors for three-year terms expiring at the Company's 2002 annual meeting of shareholders and until their successors are duly qualified and elected. The terms of all other then serving directors continued after the meeting, including G. William Dietrich, Francis J. Podvin, Warner C. Frazier and Donald Taylor. As of the April 1, 1999 record date for the annual meeting, 32,356,812 shares of Common Stock were outstanding and eligible to vote. Of the 28,375,138 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:

                                         For                        Withheld
 Name                  Votes         Percentage     Votes           Percentage
 ----                  -----         ----------     -----           ----------
 Joseph P. Tate       26,691,241          94.1%     1,683,897            5.9%
 Walter G. Winding    26,690,229          94.1%     1,684,909            5.9%

       The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

       Effective as of July 27, 1999, as a result of consummation of the Offer and pursuant to the Merger Agreement, Messrs. Podvin, Frazier, Tate and Taylor resigned from the Company's Board of Directors, the size of the Board was reduced from seven to five members and the Board appointed the Parent's designees, Henri Proglio, Denis Gasquet and Michel Gourvennec, as directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K

          (a)       Exhibits:

                    The Exhibits filed or incorporated by reference herein are as specified in the Exhibit Index.

          (b)       Reports on Form 8-K:

                    (i) On June 11, 1999, the Company filed a Current Report on Form 8-K to reflect (under Item 5 of Form 8-K) the execution of an Agreement and Plan of Merger with Parent providing for Parent's acquisition of all outstanding Shares.

                    (ii) On June 21, 1999, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated July 16, 1999. The report, as amended, included (under Item 7 of Form 8-K) the Shareholder Tender Agreement, dated as of June 11, 1999, by and among Parent, Purchaser and Joseph P. Tate.

                    (iii) On July 16, 1999, the Company filed a Current Report on Form 8-K to reflect (under Item 1 of Form 8-K) the completion of the Offer to purchase all outstanding Shares at $27.00 per Share by Purchaser.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Superior Services, Inc.
                                             (Registrant)


Date:     August 16, 1999                     /s/ George K. Farr
          ----------------                   -----------------------------------
                                             George K. Farr
                                             Chief Financial Officer

                             SUPERIOR SERVICES, INC.
                                  EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------

(2.1) Agreement and Plan of Merger, dated as of June 11, 1999, by and among Vivendi, Onyx Solid Waste Acquisition Corp. and Superior Services, Inc. [Incorporated by reference to Exhibit 2.1 to Superior Services Inc.'s Current Report on Form 8-K dated June 11, 1999 and filed June 14, 1999, as amended by a Form 8-K/A filed June 21, 1999.]

(2.2) Stock Option Agreement, dated as of June 11, 1999, by and between Superior Services, Inc. and Vivendi. [Incorporated by reference to
              Exhibit 2.2 to Superior Services Inc.'s Current Report on Form 8-K dated June 11, 1999 and filed June 14, 1999, as amended by a Form 8-K/A filed June 21, 1999.]

(3.1)         Amendments  to the Amended  and  Restated  By-laws  dated July 27,
              1999.

(3.2)         Amended and Restated By-laws, dated July 27, 1999, as amended.

(4) Amendment to Rights Agreement, dated as of June 11, 1999, by and between Superior Services, Inc. and LaSalle Bank National Association (f/k/a LaSalle National Bank). [Incorporated by reference to Exhibit 4 to Superior Services, Inc.'s Current Report on Form 8-K dated June 11, 1999 and filed June 14, 1999, as amended by Form 8-K/A filed June 21, 1999.]

(10.1) Employment Agreement dated as of June 11, 1999 by and between Superior Services, Inc. and G. William Dietrich. [Incorporated by reference to Exhibit 99.2 to Superior Services, Inc.'s Current Report on Form 8-K dated June 11, 1999 and filed June 14, 1999, as amended by Form 8-K/A filed June 21, 1999.]

(10.2) Employment Agreement dated as of June 11, 1999 by and between Superior Services, Inc. and George K. Farr. [Incorporated by reference to Exhibit 99.3 to Superior Services, Inc.'s Current Report on Form 8-K dated June 11, 1999 and filed June 14, 1999, as amended by Form 8-K/A filed June 21, 1999.]

(10.3) Employment Agreement dated as of June 11, 1999 by and between Superior Services, Inc. and Peter J. Ruud. [Incorporated by reference to Exhibit 99.4 to Superior Services, Inc.'s Current Report on Form 8-K dated June 11, 1999 and filed June 14, 1999, as amended by Form 8-K/A filed June 21, 1999.]

(27)          Financial data Schedule (EDGAR version only)